Form 10-Q
period 2002-03-31
NEXTMEDIA OPERATING INC
filed 2002-05-23
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

NEXTMEDIA OPERATING, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-154397
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6312 S. Fiddlers Green Circle, Suite 360E Englewood Colorado	80111
(Address of principal executive offices)	(Zip Code)

(303) 694-9118
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☑

The total number of shares of common stock, par value $.01 per share, outstanding as of May 22, 2002 was 3,000. The Registrant has no other class of common stock outstanding.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	December 31, 2001	March 31, 2002

Assets

Current assets:
Cash and cash equivalents	$30,501	$18,095
Accounts receivable, less allowance for doubtful accounts of $1,209 at December 31, 2001 and $1,381 at March 31, 2002, respectively	13,604	12,265
Prepaid expenses and other current assets	2,129	2,239

Total current assets	46,234	32,599
Property and equipment, net	40,844	41,209
Other assets	10,576	10,757
Other intangibles, net	1,169	1,303
Goodwill, net	148,297	151,450
FCC licenses, net	252,544	251,838

Total assets	$499,664	$489,156

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$2,284	$1,195
Accrued expenses	15,116	8,988
Deferred revenue	676	689
Other current liabilities	9	1,402

Total current liabilities	18,085	12,274
Long-term debt	197,102	197,152
Other long-term liabilities	1,846	16,818

Total liabilities	$217,033	$226,244

Commitments and contingencies (Note 7)

Common stock, $0.01 par value; 3,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	297,244	297,478
Accumulated deficit	(14,614)	(34,567)

Total stockholder’s equity	282,631	262,912

Total liabilities and stockholder’s equity	$499,664	$489,156

The accompanying Notes are an integral part of these Consolidated Financial Statements

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Gross revenue	$15,391	$20,748
Less: agency commissions	911	1,581

Net revenue	14,480	19,167
Operating expenses	10,010	13,668
Corporate expenses	2,018	2,091
Depreciation and amortization	2,681	1,271
Local marketing agreement fees	15	—

Total operating expenses	14,724	17,030

Operating income (loss)	(244)	2,137

Other operating income (expense):

Interest income	11	70
Interest expense	(2,546)	(5,652)
Other income (expense)	—	(668)

Loss before provision for income taxes	(2,779)	(4,113)
Provision for income taxes	45	15,840

Net loss	$(2,824)	$(19,953)

The accompanying Notes are an integral part of these Consolidated Financial Statements

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net loss	$(2,824)	$(19,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,681	1,271
Non-cash compensation	—	19
Provision for bad debt	157	172
Non-cash interest expense	105	294
Unrealized (gain)/loss on interest rate swaps	—	656
Provision for deferred taxes	—	15,540
Changes in assets and liabilities, net of effects of acquisitions:
Deferred revenue	(83)	13
Accounts receivable	1,467	1,167
Prepaid expenses and other current assets	(595)	(120)
Accounts payable and accrued expenses	(3,021)	(7,217)

Net cash used in operating activities	(2,113)	(8,158)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(7,461)	(3,454)
Proceeds from sale of assets	—	755
Capital expenditures	(1,373)	(1,517)

Net cash used in investing activities	(8,834)	(4,216)

Cash flows from financing activities:
Proceeds from senior credit facilities	14,000	—
Payments on senior credit facilities	(8,946)	—
Payments of financing costs	(60)	(416)
Capital contributions from Parent	9,297	215
Other	(11)	(30)
Increase in seller working capital	—	199

Net cash provided by (used in) financing activities	14,280	(32)

Net increase (decrease) in cash and cash equivalents	3,333	(12,406)
Cash and cash equivalents at beginning of period	836	30,501

Cash and cash equivalents at end of period	$4,169	$18,095

Supplemental Cash Flow Information:
Cash payments during the period for interest	$2,976	$10,750

The accompanying Notes are an integral part of these Consolidated Financial Statements

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    INTERIM FINANCIAL DATA

The accompanying consolidated unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Management believes that we have made all adjustments necessary for a fair presentation of results of the interim periods and that these adjustments were of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The interim results of operations and cash flows are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002 due to seasonality and other factors. The consolidated financial statements should be read in conjunction with the consolidated financial statements of NextMedia Operating, Inc. and the notes thereto included in the registration statement on Form S-4, as filed with the Securities and Exchange Commission on March 15, 2002 relating to $200.0 million aggregate principal amount of our senior subordinated notes (the “registration statement”). In this quarterly report on Form 10-Q, the terms “we”, “our” and “us” refer to NextMedia Operating, Inc. and its subsidiaries, and the term “NextMedia” refers only to NextMedia Operating, Inc.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives, such as FCC broadcast licenses, are no longer amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

In connection with the suspension of amortization of these assets, we currently expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. Accordingly, on January 1, 2002, we recorded a one time non-cash charge of $11.6 million to deferred tax expense to establish an additional valuation allowance against our deferred tax assets. We recorded additional deferred tax expense of $3.9 million to establish a valuation allowance against net operating loss carry-forwards generated during the quarter ended March 31, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. We do not expect the adoption of Statement 142 to have any impact on our cash flow.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 rescinds FASB Statement No.4, Reporting Gains and Losses from Extinguishment of Debt and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement was issued. Management does not believe the adoption of this statement will have a material impact on our financial position, cash flows of results of operations.

3.    ACQUISITIONS AND DISPOSITIONS

During the first quarter of 2002, we acquired certain outdoor advertising assets in several transactions with an aggregate purchase price of approximately $2.6 million, excluding acquisition costs of $270,000 and sold radio station WKKD-AM, located in Aurora, Illinois for approximately $800,000.

4.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Depreciable Life	December 31, 2001	March 31, 2002
		(in thousands)
Land and improvements	—	$5,161	$5,161
Construction in progress	—	376	462
Buildings	20	7,927	7,927
Leasehold improvements	10	1,779	1,877
Broadcast equipment	5-20	6,757	6,910
Office equipment	7	2,106	2,263
Computer software and systems	3-5	951	1,019
Tower and antennae	5-20	3,189	3,218
Vehicles	3	988	1,167
Furniture and fixtures	7	1,175	1,192
Advertising frames	3-15	15,055	15,753

Sub-total		45,464	46,949
Less accumulated depreciation		(4,620)	(5,740)

Total		$40,844	$41,209

5.    INTANGIBLE ASSETS AND GOODWILL

The following table presents the impact of Statement 142 on net earnings (loss) as if the standard had been in effect for the three months ended March 31, 2001:

Three Months Ended March 31, 2001
(in thousands)
Reported Net Loss	$(2,824)
Add Back: Goodwill Amortization	177
Add Back: License Amortization	1,585
Tax Impact	(5,718)

Adjusted Net Loss	$(6,780)

Definite-lived Intangibles

We have definite-lived intangible assets recorded that continue to be amortized in accordance with Statement 142. These assets consist primarily of non-compete agreements and other contractual rights which are amortized over the respective lives of the agreements. In accordance with the transitional requirements of Statement 142, we reassessed the useful lives of these intangibles and made no material changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at March 31, 2002 and December 31, 2001:

	December 31, 2001		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Non-compete agreements	$1,872	$801	$1,882	$946
Other	99	1	368	1

Total	$1,971	$802	$2,250	$947

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total amortization expense from definite-lived intangibles for the three months ended March 31, 2002 and for the year ended December 31, 2001 was approximately $148,000 and $568,000, respectively. The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of January 1, 2002:

(in thousands)
2003	$501
2004	—
2005	—
2006	—
2007	—

Indefinite-lived Intangibles and Goodwill

Under the guidance in Statement 142, our FCC licenses are considered indefinite-lived intangibles. These FCC licenses and goodwill are not subject to amortization, but will be tested for impairment at least annually. In accordance with Statement 142, we tested our FCC licenses for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The test resulted in no impairment. We used the income approach to value FCC licenses, which involved estimating future cash flows expected to be generated from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, we took into account the economic slow down in the radio industry at the end of 2001. Statement 142 requires us to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. We completed the two-step impairment test during the first quarter of 2002. As a result of this test, we recognized no impairment. Consistent with our approach to value FCC licenses, the income approach was used to determine the fair value of each of our reporting units. Our reporting units are the individual markets in which our radio and outdoor advertising businesses operate.

6.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2001	March 31, 2002
	(in thousands)
Accrued compensation and bonuses	$980	$627
Accrued commissions	444	506
Accrued interest	10,511	5,152
Accrued property taxes	336	401
Accrued franchise taxes	725	490
Accrued rent	931	1,010
Other	1,189	802

Total	$15,116	$8,988

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    COMMITMENTS AND CONTINGENCIES

As of March 31, 2002, we had $115,000 in letters of credit outstanding as deposits to secure obligations including asset purchase agreements.

From time to time, we are subject to routine litigation incident to our business. Management does not expect these matters to have a material adverse effect upon our liquidity, results of operations or financial position.

8.    DEBT AND EQUITY COMMITMENT

As of March 31, 2002, there were no borrowings outstanding under our $100.0 million senior credit facility and no amounts were available for borrowing.

In January 2002, we entered into two interest rate swap agreements with an aggregate notional amount of $75.0 million. Pursuant to the swap arrangements, we will pay interest on the notional amount at a floating rate based on LIBOR and we will receive a fixed rate of 10.75% on the notional amount until the scheduled expiration of the agreements in January 2004. For every 0.5% increase in interest rates, we would experience an increase of approximately $375,000 in annual interest expense and, to the extent that the three month LIBOR plus 7.3% exceeds 10.75% in the future, we would be required to pay amounts in excess of the fixed payments we receive under the swap arrangements. During the three months ended March 31, 2002, we recorded a non-cash charge of approximately $656,000 to record our swap arrangement at fair value. We will continue to recognize quarterly income or expense to record the swap arrangements at fair value in future periods.

9.    SEGMENT DATA

Our business consists of two out-of-home media divisions: radio broadcasting and outdoor advertising.

The radio broadcasting segment is comprised of radio stations and networks for which we are the licensee or for which we program and sell on-air advertising time under local marketing agreements. At March 31, 2002, the radio broadcasting segment included 56 radio stations and one network.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that we own or operate under lease arrangements, as well as advertising displays that we install in public locations, including restaurants, health clubs, retail stores and entertainment venues. At March 31, 2002, the outdoor advertising segment owned or operated approximately 29,000 indoor advertising display faces and approximately 4,200 outdoor billboard displays.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the registration statement. There are no intersegment sales or transfers.

There are no customers who accounted for more than 10% of our consolidated revenues for the three months ended March 31, 2002 or 2001.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although broadcast cashflow (BCF) is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe it is useful in evaluating our operating performance and comparing us to other companies in our business who report similar measures. BCF consists of operating income before local marketing agreement fees, depreciation and amortization and corporate expenses.

	Three months ended March 31,
	2001	2002
	(in thousands)
Net revenue:
Radio Broadcasting	$12,502	$13,634
Outdoor Advertising	1,978	5,533

Consolidated	14,480	19,167

Operating expenses:
Radio Broadcasting	9,020	9,427
Outdoor Advertising	990	4,241

Consolidated	10,010	13,668

BCF:
Radio Broadcasting	3,482	4,207
Outdoor Advertising	988	1,292

Consolidated	4,470	5,499
Corporate expenses	2,018	2,091
Depreciation and amortization	2,681	1,271
Local marketing agreement fees	15	—

Operating income (loss)	(244)	2,137
Interest income	11	70
Interest expense	(2,546)	(5,652)
Other income (expense)	—	(668)

Loss before taxes	$(2,779)	$(4,113)

Total assets:
Radio Broadcasting	$306,730	$329,515
Outdoor Advertising	25,154	159,641

Consolidated	$331,884	$489,156

10.    SUPPLEMENTAL GUARANTOR INFORMATION

Our senior subordinated notes are guaranteed on a senior subordinated basis, jointly and severally, by all of our subsidiaries. We have collateralized the revolving credit facility by granting a first priority-perfected pledge of our assets including, without limitation, the capital stock of NextMedia Operating, Inc. and our subsidiaries.

NEXTMEDIA OPERATING, INC.

SUPPLEMENTAL COMBINING BALANCE SHEET
As of March 31, 2002

	NextMedia Operating Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Cash	$18,946	$(851)	—	$18,095
Accounts Receivable	8,715	3,550	—	12,265
Prepaid Expenses and Other Current Assets	564	1,675	—	2,239

Total Current Assets	28,225	4,374	—	32,599
Fixed Assets	25,318	15,891	—	41,209
Investment in Subsidiaries	405,136	—	$(405,136)	—
Other Assets	13,013	53	(2,309)	10,757
FCC Licenses & Other Intangibles	13,430	391,161	—	404,591

Total Assets	$485,122	$411,479	(407,445)	$489,156

Accounts Payable	$1,225	$(30)	—	$1,195
Accrued Expenses	7,059	1,929	—	8,988
Deferred Revenue	103	586	—	689
Other Current Liabilities	8	3,703	(2,309)	1,402

Total Current Liabilities	8,395	6,188	—	12,274
Notes Payable	197,152	—	—	197,152
Other Long Term Liabilities	16,663	155	—	16,818

Total Liabilities	$222,210	$6,343	—	$226,244
Additional Paid in Capital	297,479	404,772	(404,772)	297,479
Accumulated Deficit	(34,567)	364	(364)	(34,567)

Stockholder’s Equity	$262,912	$405,136	(405,136)	$262,912

Total Liabilities and Shareholder’s Equity	$485,122	$411,479	(407,445)	$489,156

NEXTMEDIA OPERATING, INC.

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2002

	NextMedia Operating Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net Revenue	$13,634	$5,533	—	$19,167
Total Operating Expenses	9,427	4,241	—	13,668
Corporate Expenses	1,369	722	—	2,091
Depreciation and Amortization	892	379	—	1,271

Operating income/(loss)	$1,946	$191	—	$2,137
Interest Expense	5,655	(3)	—	5,652
Other Income	(598)	—	—	(598)
Equity in Earnings of Subsidiaries	194	—	(194)	—

Income (loss) before provision for income taxes	$(4,113)	$194	(194)	$(4,113)
Provision for Income Taxes	(15,840)	—	—	(15,840)

Net income (loss)	$(19,953)	$194	(194)	$(19,953)

NEXTMEDIA OPERATING, INC.

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2001

	NextMedia Operating Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net Revenue	$12,502	$1,978	—	$14,480
Total Operating Expenses	9,020	990	—	10,010
Corporate Expenses	1,380	638	—	2,018
Depreciation and Amortization	1,046	1,635	—	2,681
Local marketing agreement fees	15	—	—	15

Operating income/(loss)	$1,041	$(1,285)	—	$(244)
Interest Expense	2,442	104	—	2,546
Other Income	11	—	—	11
Equity in Earnings of Subsidiaries	(1,389)	—	1,389	0

Income (loss) before provision for income taxes	$(2,779)	$(1,389)	1,389	$(2,779)
Provision for Income Taxes	(45)	—	—	(45)

Net income (loss)	$(2,824)	$(1,389)	1,389	$(2,824)

NEXTMEDIA OPERATING, INC.

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
For the Three Months ended March 31, 2001

	NextMedia Operating Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net Cash provided by (used in) operations	$(1,941)	$(172)	—	$(2,113)

Cash Flows From Investing Activities
Acquisitions, net of cash acquired	(7,461)	—	—	(7,461)
Capital Expenditures	(1,089)	(284)	—	(1,373)

Net cash used in investing activities	$(8,550)	$(284)	—	$(8,834)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	14,000	—	—	14,000
Repayment of revolving credit facilities	(8,946)	—	—	(8,946)
Payments of financing costs	(60)	—	—	(60)
Capital contributions from Parent	9,297	—	—	9,297
Other	(11)	—	—	(11)

Net cash provided in financing activities	$14,280	$—	—	$14,280

Net increase in cash	3,789	(456)	—	3,333
Cash at beginning of period	325	511	—	836

Cash at end of period	$4,114	$55	—	$4,169

NEXTMEDIA OPERATING, INC.

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
For the Three Months ended March 31, 2002

	NextMedia Operating Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net Cash provided by (used in) operations	$(8,569)	$411	—	$(8,158)

Cash Flows From Investing Activities
Acquisitions, net of cash acquired	(3,454)	—	—	(3,454)
Proceeds from sale of assets	755	—	—	755
Capital Expenditures	(599)	(918)	—	(1,517)

Net cash used in investing activities	$(3,298)	$(918)	—	$(4,216)

Cash Flows From Financing Activities
Payments of financing costs	(416)	—	—	(416)
Capital contributions from Parent	215	—	—	215
Increase in seller working capital	0	199	—	199
Other	(30)	—	—	(30)

Net cash used in financing activities	$(231)	$199	—	$(32)

Net decrease in cash	(12,098)	(308)	—	(12,406)
Cash at beginning of period	31,044	(543)	—	30,501

Cash at end of period	$18,946	$(851)	—	$18,095

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated unaudited interim financial statements and related notes thereto included elsewhere in this quarterly report. Our actual results could differ materially from those discussed herein. This quarterly report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements regarding the intent, belief or current expectations of our Company, directors and officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Our actual results may differ from those in the forward-looking statements as a result of various factors, including without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of future acquisitions, our inability to renew one or more of our broadcast licenses, inability to renew tower or site leases, changes in interest rates, consummation of our future acquisitions, integration of the future acquisitions, our ability to eliminate certain costs, our management of rapid growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. Many of these risks and uncertainties are beyond our control and would significantly alter the results set forth in these statements.

General

Our business consists of two out-of-home media divisions: radio broadcasting and outdoor advertising. Our radio broadcasting business sells on-air advertising time on radio stations for which we provide programming. Our outdoor advertising business includes traditional outdoor advertising displays, such as bulletins, posters and wall-sides, as well as alternative advertising displays that we install in public locations, including restaurants, health clubs, retail stores and entertainment venues.

Radio Broadcasting Division

We derive our radio broadcast revenues primarily from the sale of advertising time to local, regional and national advertisers. Our radio division operating expenses consist primarily of employee salaries and commissions, programming expenses, research, advertising and promotion expenses, rental for studio premises, rental of transmission tower space and music license royalty fees. We seek to merge these expenses by centralizing certain functions, such as finance, accounting, legal, human resources and management information systems and the overall programming management function and by requiring adherence to strict cost controls at the station level.

Our radio advertising revenues generally reflect the advertising rates that our radio stations can charge and the number of advertisements that we can broadcast without jeopardizing listener levels and resulting ratings. We typically base our advertising rates upon demand for a station’s advertising inventory and its ability to attract audiences in targeted demographic groups, as well as by the number of stations competing in the market.

Most of our markets are mid-sized or suburban markets, which typically attract a larger percentage of advertising revenues from local, rather than national, advertising.

The radio broadcast industry typically experiences seasonal revenue fluctuations due primarily to fluctuations in advertising expenditures by local and national advertisers, with revenues typically being the lowest in the first calendar quarter and the highest in the second and fourth calendar quarters of each year. A radio station’s operating results in any period also may be affected by advertising and promotional expenditures that do not necessarily produce revenues in the period in which the expenditures are made.

Outdoor Advertising Division

We derive our outdoor advertising revenues primarily through contracts with local and national advertisers. Our outdoor division operating expenses consist primarily of employee salaries and commissions, rental of sites for advertising displays, costs for the installation of advertisements, maintenance and shipping costs, printing of advertisements and reproduction costs.

Our outdoor advertising revenues reflect advertising rates prevailing in the relevant market, the location of our displays and our available inventory. We generally base our advertising rates on a particular display’s exposure, or number of “impressions” delivered, in relation to the demographics of the particular market and its location within that market. Our outdoor advertising display contracts typically have terms ranging from three months to one year.

We estimate the number of impressions delivered by an outdoor display, for example, by estimating the number of individuals viewing the site during a defined period. We apply a similar formula for determining advertising rates for our other display products. Because roadside bulletin displays and wall-sides are large and generate a higher number of impressions than other outdoor products, advertising rates for bulletins and wall-sides are significantly higher than those for our other outdoor and alternative display products.

Factors Affecting Comparability

We commenced operations in late-1999 when we completed our first acquisition. Our results of operations from period to period are not comparable because of the impact of the various acquisitions and dispositions that we have completed as well as our rapid build-up in personnel in anticipation of additional acquisitions. Moreover, our expected growth through acquisitions is likely to continue to limit the comparability of our results of operations.

In the following analysis, broadcast cash flow consists of operating income before local marketing agreement fees, depreciation and amortization and corporate expenses. EBITDA consists of operating income before local marketing agreement fees, depreciation and amortization. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, we believe that they are useful to an investor in evaluating our operating performance and comparing us to other companies in our business who report similar measures. However, you should not consider broadcast cash flow and EBITDA in isolation or as a substitute for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of liquidity or profitability. Moreover, the way in which we calculate broadcast cash flow and EBITDA may differ from that of companies reporting similarly-named measures.

RESULTS OF OPERATIONS

The following tables present certain summary historical financial data for the periods indicated on a consolidated basis and for each of our out-of-home media divisions (in thousands).

	Three Months Ended March 31,
	2001	%	2002	%
Consolidated Operating Data:
Net revenues	$14,480	100.0	$19,167	100.0
Operating expenses	10,010	69.1	13,668	71.3
Corporate expenses	2,018	13.9	2,091	10.9
Depreciation and amortization	2,681	18.5	1,271	6.6
Local marketing agreement fees	15	0.1	—	NM

Operating income (loss)	(244)	NM	2,137	NM
Interest and other income (expense), net	(2,535)	NM	(6,250)	NM
Income tax expense	45	NM	15,840	NM

Net loss	$(2,824)	NM	$(19,953)	NM

Other Data:
Broadcast cash flow	$4,470	30.9	$5,499	28.7
EBITDA	$2,452	16.9	$3,408	17.8

Radio Broadcasting Operating Data:
Net revenues	$12,502	100.0	$13,634	100.0
Operating expenses	9,020	72.1	9,427	69.1
Depreciation and amortization	2,527	20.2	892	6.5
Local marketing agreement fees	15	0.1	—	NM

Operating income	$940	7.5	$3,315	24.3

Other Data:
Broadcast cash flow	$3,482	27.9	$4,207	30.9

Outdoor Advertising Operating Data:
Net revenues	$1,978	100.0	$5,533	100.0
Operating expenses	990	50.1	4,241	76.6
Depreciation and amortization	154	7.8	379	6.8

Operating income (loss)	$834	42.2	$913	16.6

Other Data:
Broadcast cash flow	$988	49.9	$1,292	23.4

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Revenues.    Consolidated net revenues increased $4.7 million to $19.2 million for the three months ended March 31, 2002 from $14.5 million for the prior year period. Radio net revenues increased $1.1 million to $13.6 million for the three months ended March 31, 2002 from $12.5 million for the prior year period. Outdoor advertising net revenues increased $3.6 million to $5.5 million for the three months ended March 31, 2002 from $1.9 million for the prior year period. The increases in outdoor advertising were attributable primarily to acquisitions completed in 2001, while growth in radio was driven by continued implementation of our sales strategies and improved advertising market conditions.

Operating Expenses.    Consolidated operating expenses increased $3.7 million to $13.7 million for the three months ended March 31, 2002 from $10.0 million for the prior year period. Radio operating expenses increased $407,000 to $9.4 million for the three months ended March 31, 2002 from $9.0 million for the prior year period. Outdoor advertising operating expenses increased $3.2 million to $4.2 million for the three months ended March 31, 2002 from $1.0 million for the prior year period. These increases were attributable primarily to acquisitions completed in 2001. As a percentage of net revenues, consolidated operating expenses for the three months ended March 31, 2002 increased from 69.1% to 71.3% as a result of higher programming and general and administrative costs. The increase in programming and general and administrative is attributable primarily to implementation of our operating strategy in developmental markets.

Corporate Expenses.    Corporate expenses increased $73,000 to $2.1 million for the three months ended March 31, 2002 from $2.0 million for the prior year period. This increase was attributable primarily to additional staff, office and administrative costs made necessary by the higher volume of business and administration resulting from acquisitions in 2001.

Other Operating Expenses.    Consolidated depreciation and amortization decreased $1.4 million to $1.3 million for the three months ended March 31, 2002. Radio depreciation and amortization decreased $1.6 million to $892,000 for the three months ended March 31, 2002. Outdoor advertising depreciation and amortization increased $225,000 to $379,000 for the three months ended March 31, 2002. The decrease in radio was attributable primarily to the adoption of Statement of Financial Accounting Standards No.142, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized. The increase in outdoor was attributable primarily to acquisitions in 2001, offset by the impact of the adoption of SFAS No.142.

Other Expense.    Other expense, consisting primarily of interest expense, increased $3.7 million for the three months ended March 31, 2002 from $2.5 million for the prior year period attributable primarily to indebtedness incurred in connection with our acquisitions. Also included in other expense for the three months ended March 31, 2002 also includes a non-cash charge of approximately $656,000 to record our swap arrangement at fair value.

Provision for Income taxes.    We had a net operating loss during the three months ended March 31, 2001 and March 31, 2002. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminates the annual amortization of goodwill and certain long-lived assets with indefinite lives, such as FCC broadcast licenses. In connection with the suspension of amortization of these assets, we currently expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. Accordingly, On January 1, 2002, we recorded a one time non-cash charge of $11.6 million to deferred tax expenses to establish a valuation allowance against its deferred tax assets. We recorded additional deferred tax expense of $3.9 million to establish a valuation allowance against net operating loss carry-forwards generated during the quarter ended March 31, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. We do not expect the adoption of SFAS 142 to have any impact on our cash flow. We pay taxes to various states in which we operate.

Net Loss.    As a result of the factors described above, our consolidated net loss increased $17.2 million to $20.0 million for the three months ended March 31, 2002 compared to $2.8 million for the prior period.

Broadcast Cash Flow.    As a result of the factors described above, consolidated broadcast cash flow increased $1.0 million to $5.5 million for the three months ended March 31, 2002 from $4.5 million for the 2001 period. Radio broadcast cash flow increased $725,000 to $4.2 million for the three months ended March 31, 2002 from $3.5 million for the 2001 period. Outdoor advertising broadcast cash flow increased $304,000 to $1.3 million for the three months ended March 31, 2002 from $1.0 million for the 2001 period. The consolidated broadcast cash flow margin declined slightly to 28.7% for the three months ended March 31, 2002 compared to 30.9% for the 2001 period, as a result of marginally higher operating expenses as a percentage of net revenue.

EBITDA.    As a result of the factors described above, EBITDA increased $956,000 to $3.4 million for the three months ended March 31, 2002 from $2.5 million in the 2001 period. EBITDA margin increased to 17.8% for the three months ended March 31, 2002 from 16.9% for the 2001 period, primarily because the increased revenue from acquisitions did not require a proportionate increase in corporate expenses.

Liquidity and Capital Resources

Our cash balance at March 31, 2002 was approximately $18.1 million compared to $30.5 million at December 31, 2001. Approximately $3.0 million of the balance at December 31, 2001 was used to close acquisitions of outdoor advertising properties in the first quarter of 2002. The remaining decrease in cash from December 31, 2001 to March 31, 2002 primarily resulted from our $10.8 million interest payment on January 2, 2002.

Net cash used in operating activities was $8.2 million compared to $2.1 million in the previous period. The increase was due primarily to the semi-annual payment of interest $10.8 million on our senior subordinated notes. Cash used in investing activities decreased to $4.2 million from $8.8 million primarily due to decreased acquisition activity in the current period. Cash used in financing activities was $32,000 compared to cash provided of $14.3 million in the previous period, with the change due primarily to decreased financing needs for acquisition activity in the current period and financing fees.

Sources and Uses of Funds

During the first quarter of 2002, we acquired certain outdoor advertising assets in several transactions with an aggregate purchase price of approximately $2.6 million, excluding acquisition costs, and sold radio station WKKD-AM, located in Aurora, Illinois for approximately $800,000.

Capital expenditures, excluding acquisitions, increased from approximately $1.4 million in the first quarter of 2001 to $1.5 million in same period of 2002. Capital expenditures increased due the increase in the number of radio stations, billboards and displays owned in the first quarter of 2002 as compared to the first quarter of 2001. The increase in the first quarter of 2002 was due primarily to additional spending relating to facility consolidation resulting from acquisitions, technological upgrades of operating assets, and the construction of new advertising displays.

	First Quarter 2002 Capital Expenditures
	Radio	Outdoor	Total
	(in thousands)
Recurring	$295	$35	$330
Non-recurring projects	304	118	422
Revenue producing	—	765	765

	$599	$918	$1,517

We expect future acquisitions of radio broadcasting stations, outdoor advertising facilities, and other media-related properties effected in connection with the implementation of our acquisition strategy are expected to be financed from cash on hand, borrowings under the credit facility, existing private equity commitments and cash flow from operations.

We use a significant portion of our capital resources to consummate acquisitions. Through March 31, 2002, we funded our acquisitions from the following sources: capital contributions of approximately $297.4 million from NextMedia Investors, funded by equity investments from several private investment funds and our senior management, and aggregate borrowings of approximately $200.0 million. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our acquisition strategy.

Under the terms of our senior subordinated notes, we will pay semi-annual interest payments of approximately $10.8 million each January and July 1. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends and make capital expenditures. As of March 31, 2002, we were in compliance with all these covenants.

We believe that cash on-hand and cash flow from operations, as well as the proceeds from securities offerings made from time to time, will be sufficient to fund all required future interest and principal payments on the credit facility and the notes and anticipated capital expenditures.

On July 31, 2000, we entered into a $125.0 million senior credit facility. Amounts available under the senior credit facility begin decreasing quarterly, commencing in October 2003. The senior credit facility bears interest at floating rates and matures on July 31, 2007. Pursuant to the third amendment to the senior credit facility, and in connection with the offering of the notes, the total loan commitments under the senior credit facility were reduced to $100.0 million. As of May 15, 2002, we had no borrowings outstanding under the senior credit facility. Amounts available for borrowing under the senior credit facility are determined based on certain leverage requirements. No amounts were available for borrowing under the senior credit facility as of March 31, 2002.

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the senior credit facility, we must satisfy specified financial covenants, such as a maximum leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of March 31, 2002, we were in compliance with all these covenants.

Item 3.    Market Risk

In January 2002, we entered into two interest rate swap agreements with an aggregate notional amount of $75.0 million. Pursuant to the swap arrangements, we will pay interest on the notional amount at a floating rate based on LIBOR and we will receive a fixed rate of 10.75% on the notional amount until the expiration of the agreements in January 2004. For every 0.5% increase in interest rates, we would experience an increase of approximately $375,000 in annual interest expense and, to the extent that the three month LIBOR plus 7.3% exceeds 10.75% in the future, we would be required to pay amounts in excess of the fixed payments we receive under the swap arrangements. We will recognize quarterly income or expense to record the swap arrangements at fair value.

Our remaining long-term debt has a fixed interest rate. Consequently, we do not believe we are currently exposed to any material interest rate or market risk in connection with our remaining long-term debt.

PART II

Item 1.    Legal Proceedings

We are not currently a party to any material lawsuit or proceeding.

Item 6.    Exhibits and Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTMEDIA OPERATING, INC. (Registrant)

DATE: MAY 23 , 2002	By:	/s/ STEVEN DINETZ
Steven Dinetz Chief Executive Officer and President (Principal Executive Officer)

DATE: MAY 23, 2002	By:	/s/ SCHUYLER HANSEN
Schuyler Hansen Chief Accounting Officer, Treasurer and Assistant Secretary (Principal Accounting Officer)