Form 10-Q
period 2002-06-30
NEXTMEDIA OPERATING INC
filed 2002-08-14
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2002	or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number

NextMedia Operating, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-154397

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6312 S. Fiddlers Green Circle, Suite 360E Englewood Colorado	80111

(Address of principal executive offices)	(Zip Code)

(303) 694-9118

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓   No

The total number of shares of common stock, par value $.01 per share, outstanding as of August 14, 2002 was 3,000. The Registrant has no other class of common stock outstanding.

PART I

NEXTMEDIA OPERATING, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	December 31,	June 30,
	2001	2002

Assets

Current assets:
Cash and cash equivalents	$30,501	$7,666
Short-term investments	-	9,478
Accounts receivable, less allowance for doubtful accounts of $1,209 at December 31, 2001 and $1,131 at June 30, 2002, respectively	13,604	14,345
Prepaid expenses and other current assets	2,129	2,274

Total current assets	46,234	33,763

Property and equipment, net	40,844	41,613
Other assets	10,576	12,190
Other intangibles, net	1,169	1,258
Goodwill, net	148,297	162,060
FCC licenses, net	252,544	243,748
Assets held for sale	-	5,451

Total assets	$499,664	$500,083

Liabilities and stockholder’s equity

Current liabilities:
Accounts payable	$2,284	$1,353
Accrued expenses	15,116	16,218
Deferred revenue	676	821
Other current liabilities	9	1,043

Total current liabilities	18,085	19,435
Long-term debt	197,102	197,189
Deferred tax liability (Note 2)	-	25,098
Other long-term liabilities	1,846	647

Total liabilities	217,033	242,369

Commitments and contingencies (Note 7)
Common stock, $0.01 par value; 3,000 shares authorized;
3,000 and 3,000 shares issued and outstanding, respectively	1	1
Additional paid-in capital	297,244	297,499
Accumulated deficit	(14,614)	(39,786)

Total stockholder’s equity	282,631	257,714

Total liabilities and stockholder’s equity	$499,664	$500,083

The accompanying Notes are an integral part of these Consolidated Financial Statements

NEXTMEDIA OPERATING, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Gross revenue	$18,095	$25,635	$32,984	$46,018
Less: agency commissions	1,231	2,007	2,160	3,572

Net revenue	16,864	23,628	30,824	42,446

Operating expenses	10,433	15,125	19,970	28,318
Corporate expenses	2,037	2,237	4,056	4,328
Depreciation and amortization	2,862	1,312	5,567	2,553
Local marketing agreement fees	-	-	15	-

Total operating expenses	15,332	18,674	29,608	35,199

Operating income (loss)	1,532	4,954	1,216	7,247

Other income (expense):
Interest expense, net	(2,151)	(5,567)	(4,580)	(11,149)
Other income (expense)	-	1,341	-	673

Income (loss) from continuing operations before income taxes	(619)	728	(3,364)	(3,229)
Income taxes	45	2,629	90	18,469

Income (loss) from continuing operations	(664)	(1,901)	(3,454)	(21,698)
Discontinued operations (note 3):
Loss from discontinued operations (including loss on disposal of $3,272 in 2002)	(248)	(3,317)	(282)	(3,473)

Net loss	$(912)	$(5,218)	$(3,736)	$(25,171)

The accompanying Notes are an integral part of these Consolidated Financial Statements

NEXTMEDIA OPERATING, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(3,736)	$(25,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,729	2,602
Non-cash compensation	-	39
Provision for bad debt	443	669
Non-cash interest expense	-	604
Unrealized (gain)/loss on interest rate swaps	-	(921)
Provision for deferred taxes	-	17,869
Loss on pending sale and other dispositions	-	3,501
Changes in assets and liabilities, net of effects of acquisitions:
Deferred Revenue	-	146
Accounts receivable	(417)	(1,716)
Prepaid expenses and other assets	(377)	(501)
Accounts payable and accrued expenses	(2,793)	(759)

Net cash used in operating activities	(1,151)	(3,638)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(14,046)	(7,554)
Proceeds from sale of assets	150	1,213
Purchase of short-term investments	-	(9,478)
Capital expenditures	(2,626)	(3,145)

Net cash used in investing activities	(16,522)	(18,964)
Cash flows from financing activities:
Proceeds from senior credit facilities	18,000	-
Payments on senior credit facilities	(8,961)	-
Payments of financing costs	(780)	(463)
Capital contributions from Parent	9,238	185
Other	-	(55)
Increase in seller working capital	-	100

Net cash provided by (used in) financing activities	17,497	(233)
Net increase (decrease) in cash	(176)	(22,835)
Cash and cash equivalent at beginning of period	836	30,501

Cash and cash equivalents at end of period	$660	$7,666

Supplemental Cash Flow Information:
Cash payments during the period for interest	$4,598	$10,684

The accompanying Notes are an integral part of these Consolidated Financial Statements

NEXTMEDIA OPERATING, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    INTERIM FINANCIAL DATA AND SIGNIFICANT ACCOUNTING POLICIES

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

Short-term Investments

From time to time, we invest cash on-hand in liquid investments with maturities at date of purchase of one year or less. These investments are typically certificates of deposit or U.S. government securities, such as Treasury Bills. These investments are classified as available for sale.

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

In connection with the suspension of amortization of these assets, we currently expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. Accordingly, on January 1, 2002, we recorded a one time non-cash charge of $8.3 million to deferred tax expense to establish an additional valuation allowance against its deferred tax assets. We recorded additional deferred tax expense of $9.6 million to establish a valuation allowance against net operating loss carry-forwards generated during the six months ended June 30, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. We do not expect the adoption of Statement 142 to have any impact on our cash flow.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement was issued.

Management does not believe the adoption of this statement will have a material impact on our financial position, cash flows of results of operations.

In June 2002, the FASB issued Statement No. 146 (“Statement 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Taskforce Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” The provisions of Statement 146 are effective for exit or disposal activities initiated after December 31, 2002. We believe that Statement 146 may have a prospective effect on our financial statements for costs associated with future exit or disposal activities.

3.     ACQUISITIONS AND DISPOSITIONS

During the first quarter of 2002, we acquired certain outdoor advertising assets in several transactions with an aggregate purchase price of approximately $2.6 million, excluding acquisition costs of $270,000 and sold radio station WKKD-AM, located in Aurora, Illinois for approximately $800,000.

During the second quarter of 2002, we acquired certain other outdoor advertising assets in several transactions with an aggregate purchase price of approximately $3.1 million. In addition, we entered into a contract to sell the assets of radio stations WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in exchange for approximately $5.5 million in cash. The assets to be sold consist primarily of FCC licenses, broadcast equipment and accounts receivable. We have recorded a loss of approximately $3.3 million in discontinued operations in the second quarter for the difference between the carrying value of this reporting unit and the expected proceeds of the sale, less expected selling costs. We have classified the remaining carrying value of the assets to be sold as held for sale on the balance sheet and the results of operations for this reporting unit have been classified as discontinued operation in all periods presented. During the three- and six-month periods ended June 30, 2002, these assets generated net revenues of approximately $381,000 and $730,000, respectively. Management decided to sell these assets because we believe there are alternative uses of capital which may provide a higher return on investment.

4.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Depreciable	December 31,	June 30,
	Life	2001	2002

		(in thousands)
Land and improvements	–	$5,161	$5,073
Construction in progress	–	376	1,074
Buildings	20	7,927	7,757
Leasehold improvements	10	1,779	1,872
Broadcast equipment	5 – 20	6,757	6,847
Office equipment	7	2,106	1,702
Computer software and systems	3 – 5	951	1,493
Tower and antennae	5 – 20	3,189	3,209
Vehicles	3	988	1,209
Furniture and fixtures	7	1,175	1,130
Advertising structures	3-15	15,055	16,894

		45,464	48,260
Less accumulated depreciation		(4,620)	(6,647)

		$40,844	$41,613

5.     INTANGIBLE ASSETS AND GOODWILL

The following table presents the impact of Statement 142 on net earnings (loss) as if the standard had been in effect for the six months ended June 30, 2001:

Six Months Ended
June 30, 2001

(in thousands)
Adjusted Net Income (Loss)
Reported Net Loss	$(3,736)
Add Back: Goodwill Amortization	354
Add Back: License Amortization	3,197
Tax Impact	(8,218)

Adjusted Net Loss	$(8,403)

Definite-lived Intangibles

We have definite-lived intangible assets recorded that continue to be amortized in accordance with Statement 142. These assets consist primarily of non-compete agreements and other contractual rights which are amortized over the respective lives of the agreements. In accordance with the transitional requirements of Statement 142, we reassessed the useful lives of these intangibles and made no material changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at June 30, 2002 and December 31, 2001:

	December 31, 2001		June 30, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)
Non-compete agreements	$1,872	$801	$1,882	$1,092
Other	99	1	9	–

Total	$1,971	$802	$1,891	$1,092

Total amortization expense from definite-lived intangibles for the six months ended June 30, 2002 and for the year ended December 31, 2001 was approximately $294,000 and $568,000, respectively. The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of January 1, 2002:

(in thousands)
2003	$501
2004	–
2005	–
2006	–
2007	–

Indefinite-lived Intangibles and Goodwill

Under the guidance in Statement 142, our FCC licenses are considered indefinite-lived intangibles. These FCC licenses and goodwill are not subject to amortization, but will be tested for impairment at least annually. In accordance with Statement 142, we tested our FCC licenses for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The test resulted in no impairment. We used the income approach to value FCC licenses, which involved estimating future cash flows expected to be generated from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, we took into account the economic slow down in the radio industry at the end of 2001. Statement 142 requires us to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. We completed the two-step impairment test during the first quarter of 2002. As a result of this test, we recognized no impairment. Consistent with our approach to valuation of FCC licenses, the income approach was used to determine the fair value of each of our reporting units. Our reporting units are the individual markets in which our radio and outdoor advertising businesses operate.

6.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2001	2002

	(in thousands)

Accrued compensation and bonuses	$980	$1,094
Accrued commissions	444	567
Accrued interest	10,511	10,487
Accrued property taxes	336	396
Accrued franchise taxes	725	802
Accrued rent	931	1,671
Other	1,189	1,201

	$15,116	$16,218

7.    COMMITMENTS AND CONTINGENCIES

As of June 30, 2002, we had $1.2 million in letters of credit outstanding as deposits to secure obligations including asset purchase agreements.

From time to time, we are subject to routine litigation incident to our business. Management does not believe that these matters will have a material adverse effect upon our liquidity, results of operations or financial position.

8.    DEBT AND EQUITY COMMITMENT

As of August 14, 2002, there are no borrowings outstanding under our $100.0 million senior credit facility and no amounts are available for borrowing.

In January 2002, we entered into two interest rate swap agreements with an aggregate notional amount of $75.0 million. Pursuant to the swap arrangements, we will pay interest on the notional amount at a floating rate based on LIBOR and we will receive a fixed rate of 10.75% on the notional amount until the expiration of the agreements in January 2004. For every 0.5 % increase in interest rates, we would experience an increase of approximately $375,000 in annual interest expense and, to the extent that the three month LIBOR plus 7.3% exceeds 10.75% in the future, we would be required to pay amounts in excess of the fixed payments we receive under the swap arrangements. During the three months ended June 30, 2002, we recorded a non-cash gain of approximately $1.6 million to record our swap arrangements at fair value.

As of August 14, 2002, we had $55.0 million of committed but undrawn private equity funds available.

9.    SEGMENT DATA

Our business consists of two out-of-home media divisions: radio broadcasting and outdoor advertising.

The radio broadcasting segment is comprised of radio stations and networks for which we are the licensee or for which we program and sell on-air advertising time under local marketing agreements. At June 30, 2002, the radio broadcasting segment owned and operated 51 radio stations and one unwired sales network.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that we own or operate under lease arrangements, as well as advertising displays that we install in public locations, including restaurants, health clubs, retail stores and entertainment venues. At June 30, 2002, the outdoor advertising segment owned or operated approximately 29,000 indoor advertising display faces and approximately 4,200 outdoor billboard displays.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the registration statement. There are no intersegment sales or transfers.

There are no customers who accounted for more than 10% of our consolidated revenues for the six months ended June 30, 2002 or 2001.

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

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2002	2001	2002

	(in thousands)
Net revenue:
Radio Broadcasting	$15,080	$16,817	$27,109	$30,103
Outdoor Advertising	1,784	6,811	3,715	12,343

Consolidated	16,864	23,628	30,824	42,446

Operating expenses:
Radio Broadcasting	9,309	10,121	17,904	19,074
Outdoor Advertising	1,124	5,004	2,066	9,244

Consolidated	10,433	15,125	19,970	28,318

BCF:
Radio Broadcasting	5,771	6,696	9,205	11,029
Outdoor Advertising	660	1,807	1,649	3,099

Consolidated	6,431	8,503	10,854	14,128
Corporate expenses	2,037	2,237	4,056	4,328
Depreciation and amortization	2,862	1,312	5,567	2,553
Local marketing agreement fees	–	–	15	–

Operating income (loss)	1,532	4,954	1,216	7,247
Interest expense, net	(2,151)	(5,567)	(4,580)	(11,149)
Other income (expense)	–	1,341	–	673

Loss from continuing operations before taxes	$(619)	$728	$(3,364)	$(3,229)

Total assets:
Radio Broadcasting	$309,301	$326,906
Outdoor Advertising	25,919	173,177

Consolidated	$335,220	$500,083

10.  SUPPLEMENTAL GUARANTOR INFORMATION

Our senior subordinated notes are guaranteed on a senior subordinated basis, jointly and severally, by all of our subsidiaries (the “Guarantor Subsidiaries”). We have collateralized the revolving credit facility by granting a first priority-perfected pledge of our assets including, without limitation, the capital stock of NextMedia Operating, Inc. and our subsidiaries.

NextMedia Operating, Inc.
Supplemental Combining Balance Sheet
As of June 30, 2002
(in thousands)

	NextMedia	Guarantor	Eliminating
	Operating, Inc.	Subsidiaries	Entries	Total

Cash	$8,395	$(729)	$—	$7,666
Short Term Investments	9,478	—	—	9,478
Accounts Receivable	10,251	4,094	—	14,345
Prepaid Assets & Other Current Assets	538	1,737	—	2,274

Total Current Assets	28,662	5,101	—	33,763
Fixed Assets	24,198	17,415	—	41,613
Investment in Subsidiaries	406,260	—	(406,260)	—
Other Assets	14,440	723	(2,973)	12,190
FCC Licenses & Other Intangibles	13,380	393,686	—	407,066
Assets Held For Sale	527	4,924	—	5,451

Total Assets	$487,467	$421,849	$(409,233)	$500,083

Accounts Payable	$985	$368	—	$1,353
Accrued Expenses	13,119	3,099	—	16,218
Deferred Revenue	88	733	—	821
Other Current Liabilities	11	4,005	(2,973)	1,043

Total Current Liabilities	14,203	8,205	(2,973)	19,435
Notes Payable	197,189	—	—	197,189
Other Long Term Liabilities	18,361	7,384	—	25,745

Total Liabilities	$229,753	15,589	(2,973)	$242,369
Additional Paid In Capital	297,500	405,359	(405,359)	297,500
Accumulated Deficit	(39,786)	901	(901)	(39,786)

Stockholder's Equity	$257,714	$406,260	$(406,260)	$257,714

Total Liabilities and Stockholder's Equity	$487,467	$421,849	$(409,233)	$500,083

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Three Months Ended June 30, 2002
(in thousands)

	NextMedia	Guarantor	Eliminating
	Operating, Inc.	Subsidiaries	Entries	Total

Net Revenue	$16,817	$6,811	$—	$23,628
Total Operating Expenses	10,121	5,004	—	15,125
Corporate Expenses	1,465	772	—	2,237
Depreciation and Amortization	879	433	—	1,312

Operating income (loss)	$4,352	$602	$—	$4,954
Interest Expense, net	(5,567)	—	—	(5,567)
Other Income	1,343	(2)	—	1,341
Equity in Earnings of Sub	(2,672)	—	2,672	—

Income (loss) before provision for income
taxes	(2,544)	600	2,672	728
Income Taxes	(2,629)	—	—	(2,629)

Net income (loss) from continuing
operations	$(5,173)	$600	$2,672	$(1,901)
Loss on discontinued operations	(45)	(3,272)	—	(3,317)

Net Income (Loss) after taxes	$(5,218)	$(2,672)	$2,672	$(5,218)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Three Months Ended June 30, 2001
(in thousands)

	NextMedia	Guarantor	Eliminating
	Operating, Inc.	Subsidiaries	Entries	Total

Net Revenue	$15,080	$1,784	$—	$16,864
Total Operating Expenses	9,309	1,124	—	10,433
Corporate Expenses	1,285	752	—	2,037
Depreciation and Amortization	1,144	1,718	—	2,862

Operating income (loss)	$3,342	$(1,810)	$—	$1,532
Interest Expense, net	(2,151)	—	—	(2,151)
Other Income	—	—	—	—
Equity in Earnings of Sub	(1,863)	—	1,863	—

Income (loss) before provision for income
taxes	(672)	(1,810)	1,863	(619)
Income Taxes	(45)	—	—	(45)

Net income (loss) from continuing
operations	$(717)	$(1,810)	$1,863	$(664)
Loss on discontinued operations	(195)	(53)	—	(248)

Net Income (Loss) after taxes	$(912)	$(1,863)	$1,863	$(912)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Six Months Ended June 30, 2002
(in thousands)

	NextMedia	Guarantor	Eliminating
	Operating, Inc.	Subsidiaries	Entries	Total

Net Revenue	$30,103	$12,343	$—	$42,446
Total Operating Expenses	19,074	9,244	—	28,318
Corporate Expenses	2,834	1,494	—	4,328
Depreciation and Amortization	1,742	811	—	2,553

Operating income (loss)	$6,453	$794	$—	$7,247
Interest Expense, net	(11,150)	1	—	(11,149)
Other Income	675	(2)	—	673
Equity in Earnings of Sub	(2,478)	—	2,478	—

Income (loss) before provision for income
taxes	(6,500)	793	2,478	(3,229)
Income Taxes	(18,469)	—	—	(18,469)

Net income (loss) from continuing
operations	$(24,969)	$793	$2,478	$(21,698)
Loss on discontinued operations	(202)	(3,272)	—	(3,473)

Net Income (Loss) after taxes	$(25,171)	$(2,478)	$2,478	$(25,171)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Six Months Ended June 30, 2001
(in thousands)

	NextMedia	Guarantor	Eliminating
	Operating, Inc.	Subsidiaries	Entries	Total

Net Revenue	$27,109	$3,715	$—	$30,824
Total Operating Expenses	17,904	2,066	—	19,970
Corporate Expenses	2,666	1,390	—	4,056
Depreciation and Amortization	2,162	3,405	—	5,567
Local marketing agreement fees	15	—	—	15

Operating income (loss)	$4,362	$(3,146)	$—	$1,216
Interest Expense, net	(4,580)	—	—	(4,580)
Other Income	—	—	—	—
Equity in Earnings of Sub	(3,252)	—	3,252	—

Income (loss) before provision for income
taxes	(3,470)	(3,146)	3,252	(3,364)
Income Taxes	(90)	—	—	(90)

Net income (loss) from continuing
operations	$(3,560)	$(3,146)	$3,252	$(3,454)
Loss on discontinued operations	(176)	(106)	—	(282)

Net Income (Loss) after taxes	$(3,736)	$(3,252)	$3,252	$(3,736)

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Six Months Ended June 30, 2002
(in thousands)

	NextMedia	Guarantor	Eliminating
	Operating, Inc.	Subsidiaries	Entries	Total

Net Cash provided by (used in) operations	$(5,390)	$1,752	$—	$(3,638)

Cash Flows From Investing Activities
Acquisitions, net of cash acquired	(7,554)	—	—	(7,554)
Proceeds from sale of assets	1,213	—	—	1,213
Purchase of short term investments	(9,478)	—	—	(9,478)
Capital expenditures	(1,086)	(2,059)	—	(3,145)

Net cash used in investing activities	(16,905)	(2,059)	—	(18,964)

Cash Flows From Financing Activities
Payments of financing costs	(463)	—	—	(463)
Capital contributions from Parent	185	—	—	185
Increase in seller working capital	(20)	120	—	100
Other	(55)	—	—	(55)

Net cash used in financing activities	(353)	120	—	(233)

Net decrease in cash	(22,648)	(187)	—	(22,835)
Cash at beginning of period	31,044	(543)	—	30,501

Cash at end of period	$8,396	$(730)	$—	$7,666

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Six Months Ended June 30, 2001
(in thousands)

	NextMedia	Guarantor	Eliminating
	Operating, Inc.	Subsidiaries	Entries	Total

Net Cash provided by (used in) operations	$(870)	$(281)	$—	$(1,151)

Cash Flows From Investing Activities
Acquisitions, net of cash acquired	(13,896)	—	—	(13,896)
Capital expenditures	(2,345)	(281)	—	(2,626)

Net cash used in investing activities	(16,241)	(281)	—	(16,522)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	18,000	—	—	18,000
Repayment of revolving credit facilities	(8,961)	—	—	(8,961)
Payments of financing costs	(780)	—	—	(780)
Capital contributions from Parent	9,238	—	—	9,238
Other	—	—	—	—

Net cash used in financing activities	17,497	—	—	17,497

Net decrease in cash	386	(562)	—	(176)
Cash at beginning of period	325	511	—	836

Cash at end of period	$711	$(51)	$—	$660

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

During the second quarter of 2002, we entered into a contract to sell the assets of radio stations WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in exchange for approximately $5.5 million in cash. The assets to be sold consist primarily of FCC licenses, broadcast equipment and accounts receivable. We have recorded a loss of approximately $3.3 million in discontinued operations in the second quarter for the difference between the carrying value of this reporting unit and the expected proceeds of the sale, less expected selling costs. We have classified the remaining carrying value of the assets to be sold as held for sale on the balance sheet and the results of operations for this reporting unit have been classified as discontinued operation in all periods presented. During the three- and six-month periods ended June 30, 2002, these assets generated net revenues of approximately $381,000 and $730,000, respectively. Management decided to sell these assets because we believe there are alternative uses of capital which may provide a higher return on investment.

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

Factors Affecting Comparability

We commenced operations in late-1999 when we completed our first acquisition. Our results of operations from period to period are not directly comparable because of the impact of the various acquisitions and dispositions that we have completed as well as our rapid build-up in personnel in anticipation of additional acquisitions. Moreover, our expected growth through acquisitions is likely to continue to limit the comparability of our results of operations.

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

RESULTS OF OPERATIONS

The following tables present certain summary historical financial data for the periods indicated on a consolidated basis and for each of our out-of-home media divisions (dollars in thousands).

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2001	%	2002	%	2001	%	2002	%

Consolidated Operating Data:
Net Revenues	$16,864	100.0	$23,628	100.0	$30,824	100.0	$42,446	100.0
Operating expenses	10,433	61.9	15,125	64.0	19,970	64.8	28,318	66.7
Corporate expenses	2,037	12.1	2,237	9.5	4,056	13.2	4,328	10.2
Depreciation and amortization	2,862	17.0	1,312	5.6	5,567	18.1	2,553	6.0
Local marketing agreement fees	-	NM	-	NM	15	0.1	-	NM

Operating income (loss)	1,532	NM	4,954	NM	1,216	NM	7,247	NM
Interest and other income (expense), net.	(2,151)	NM	(4,226)	NM	(4,580)	NM	(10,476)	NM
Income tax expense	(45)	NM	(2,629)	NM	(90)	NM	(18,469)	NM
Discontinued operations	(248)	NM	(3,317)	NM	(282)	NM	(3,473)	NM

Net loss	$(912)	NM	$(5,218)	NM	$(3,736)	NM	$(25,171)	NM

Other Data:
Broadcast cash flow	$6,431	38.1	$8,503	36.0	$10,854	35.2	$14,128	33.3
EBITDA	$4,394	26.1	$6,266	26.5	$6,798	22.1	$9,800	23.1

Radio Broadcasting Operating Data:
Net revenues	$15,080	100.0	$16,817	100.0	$27,109	100.0	$30,103	100.0
Operating expenses	9,309	61.7	10,121	60.2	17,904	66.0	19,074	63.4
Depreciation and amortization	2,702	17.9	879	5.2	5,252	19.4	1,742	5.8
Local marketing agreement fees	-	NM	-	NM	15	0.1	-	-

Operating income	$3,069	20.4	$5,817	34.6	$3,938	14.5	$9,287	30.9

Other Data:
Broadcast cash flow	$5,771	38.3	$6,696	39.8	$9,205	34.0	$11,029	36.6

Outdoor Advertising Operating Data:
Net revenues	$1,784	100.0	$6,811	100.0	$3,715	100.0	$12,343	100.0
Operating expenses	1,124	63.0	5,004	73.5	2,066	55.6	9,244	74.9
Depreciation and amortization	160	9.0	433	6.4	315	8.5	811	6.6

Operating income (loss)	$500	28.0	$1,374	20.2	$1,216	32.7	$2,288	18.5

Other Data:
Broadcast cash flow	$660	37.0	$1,807	26.5	$1,649	44.4	$3,099	25.1

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Revenues. Consolidated net revenues increased $6.7 million to $23.6 million for the three months ended June 30, 2002 from $16.9 million for the prior year period. Radio net revenues increased $1.7 million to $16.8 million for the three months ended June 30, 2002 from $15.1 million for the prior year period. Outdoor advertising net revenues increased $5.0 million to $6.8 million for the three months ended June 30, 2002 from $1.8 million for the prior year period. The increases in outdoor advertising were attributable primarily to acquisitions completed in the second half of 2001, while growth in radio was driven by continued implementation of our sales strategies focusing on local advertisers and improved advertising market conditions.

Operating Expenses. Consolidated operating expenses increased $4.7 million to $15.1 million for the three months ended June 30, 2002 from $10.4 million for the prior year period. Radio operating expenses increased $812,000 to $10.1 million for the three months ended June 30, 2002 from $9.3 million for the prior year period. Outdoor advertising operating expenses increased $3.9 million to $5.0 million for the three months ended June 30, 2002 from $1.1 million for the prior year period. The increase in outdoor advertising expenses was attributable primarily to acquisitions completed in the second half of 2001, while growth in radio costs was primarily attributable to higher selling expenses associated with revenue growth. As a percentage of net revenues, consolidated operating expenses for the three months ended June 30, 2002 increased from 61.9% to 64.0% as a result of the acquisition of outdoor properties in the second half of 2001.

Corporate Expenses. Corporate expenses increased $200,000 to $2.2 million for the three months ended June 30, 2002 from $2.0 million for the prior year period. This increase was attributable primarily to additional staff, office and administrative costs made necessary by the higher volume of business and administration resulting from acquisitions in the second half of 2001.

Other Operating Expenses. Consolidated depreciation and amortization decreased $1.6 million to $1.3 million for the three months ended June 30, 2002. Radio depreciation and amortization decreased $1.8 million to $879,000 for the three months ended June 30, 2002. Outdoor advertising depreciation and amortization increased $273,000 to $433,000 for the three months ended June 30, 2002. The decrease in radio was attributable primarily to the adoption of Statement of Financial Accounting Standards No. 142, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized. The increase in outdoor was attributable primarily to acquisitions in the second half of 2001, offset by the impact of the adoption of SFAS No. 142.

Interest and Other Expense. Other expense, consisting primarily of interest expense, increased $2.2 million to $4.2 million for the three months ended June 30, 2002 from $2.2 million for the prior year period, attributable primarily to indebtedness incurred in connection with our acquisitions. Other expense for the three months ended June 30, 2002 also includes a non-cash gain of approximately $1.6 million to record our swap arrangement at fair value.

Provision for Income taxes. We had a net operating loss during the three months ended June 30, 2001 and June 30, 2002. We recorded additional tax expense of $2.6 million, of which $2.3 million relates to establishing a valuation allowance against net operating loss carry-forwards generated during the three months ended June 30, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes but is no longer amortized in the financial statements.

Net Loss. As a result of the factors described above, our consolidated net loss increased $4.3 million to $5.2 million for the three months ended June 30, 2002 compared to $912,000 for the prior year period.

Broadcast Cash Flow. As a result of the factors described above, consolidated broadcast cash flow increased $2.1 million to $8.5 million for the three months ended June 30, 2002 from $6.4 million for the 2001 period. Radio broadcast cash flow increased $925,000 to $6.7 million for the three months ended June 30, 2002 from $5.8 million for the 2001 period. Outdoor advertising broadcast cash flow increased $1.1 million to $1.8 million for the three months ended June 30, 2002 from $660,000 for the 2001 period. The consolidated broadcast cash flow margin declined slightly to 36.0% for the three months ended June 30, 2002 compared to 38.1% for the 2001 period, as a result of operating expense factors described above.

EBITDA. As a result of the factors described above, EBITDA increased $1.9 million to $6.3 million for the three months ended June 30, 2002 from $4.4 million in the 2001 period. EBITDA margin increased to 26.5% for the three months ended June 30, 2002 from 26.1% for the 2001 period, primarily because the increased revenue from acquisitions did not require a proportionate increase in corporate expenses.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Revenues. Consolidated net revenues increased $11.6 million to $42.4 million for the six months ended June 30, 2002 from $30.8 million for the prior year period. Radio net revenues increased $3.0 million to $30.1 million for the six months ended June 30, 2002 from $27.1 million for the prior year period. Outdoor advertising net revenues increased $8.6 million to $12.3 million for the six months ended June 30, 2002 from $3.7 million for the prior year period. The increases in outdoor advertising were attributable primarily to acquisitions completed in the second half of 2001, while growth in radio was driven by continued implementation of our sales strategies focusing on local advertisers and improved advertising market conditions.

Operating Expenses. Consolidated operating expenses increased $8.3 million to $28.3 million for the six months ended June 30, 2002 from $20.0 million for the prior year period. Radio operating expenses increased $1.2 million to $19.1 million for the six months ended June 30, 2002 from $17.9 million for the prior year period. Outdoor advertising operating expenses increased $7.1 million to $9.2 million for the six months ended June 30, 2002 from $2.1 million for the prior year period. The increases in outdoor were attributable primarily to acquisitions completed in the second half of 2001, while growth in radio costs was primarily attributable to higher selling expenses associated with revenue growth. As a percentage of net revenues, consolidated operating expenses for the six months ended June 30, 2002 increased from 64.8% to 66.7% as a result of the acquisition of outdoor properties in the second half of 2001.

Corporate Expenses. Corporate expenses increased $272,000 to $4.3 million for the six months ended June 30, 2002 from $4.1 million for the prior year period. This increase was attributable primarily to additional staff, office and administrative costs made necessary by the higher volume of business and administration resulting from acquisitions in the second half of 2001.

Other Operating Expenses. Consolidated depreciation and amortization decreased $3.0 million to $2.6 million for the six months ended June 30, 2002. Radio depreciation and amortization decreased $3.5 million to $1.7 million for the six months ended June 30, 2002. Outdoor advertising depreciation and amortization increased $496,000 to $811,000 for the six months ended June 30, 2002. The decrease in radio was attributable primarily to the adoption of Statement of Financial Accounting Standards No. 142, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized. The increase in outdoor was attributable primarily to acquisitions in the second half of 2001, offset by the impact of the adoption of SFAS No. 142.

Interest and Other Expense. Other expense, consisting primarily of interest expense, increased $5.9 million to $10.5 million for the six months ended June 30, 2002 from $4.6 million for the prior year period attributable primarily to indebtedness incurred in connection with our acquisitions. Other expense for the six months ended June 30, 2002 also includes a non-cash gain of approximately $673,000 to record our swap arrangement at fair value.

Provision for Income taxes. We had a net operating loss during the six months ended June 30, 2001 and June 30, 2002. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminates the annual amortization of goodwill and certain long-lived assets with indefinite lives, such as FCC broadcast licenses. In connection with the suspension of amortization of these assets, we currently expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. Accordingly, on January 1, 2002, we recorded a one-time non-cash charge of $8.3 million to deferred tax expenses to establish a valuation allowance against its deferred tax assets. We recorded additional tax expense of $10.2 million, of which $9.6 million relates to establishing a valuation allowance against net operating loss carry-forwards generated during the six months ended June 30, 2002, resulting primarily from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. We do not expect the adoption of SFAS 142 to have any impact on our Company’s cash flow.

Net Loss. As a result of the factors described above, our consolidated net loss increased $21.5 million to $25.2 million for the six months ended June 30, 2002 compared to $3.7 million for the prior period.

Broadcast Cash Flow. As a result of the factors described above, consolidated broadcast cash flow increased $3.2 million to $14.1 million for the six months ended June 30, 2002 from $10.9 million for the 2001 period. Radio broadcast cash flow increased $1.8 million to $11.0 million for the six months ended June 30, 2002 from $9.2 million for the 2001 period. Outdoor advertising broadcast cash flow increased $1.5 million to $3.1 million for the six months ended June 30, 2002 from $1.6 million for the 2001 period. The consolidated broadcast cash flow margin declined slightly to 33.3% for the six months ended June 30, 2002 compared to 35.2% for the 2001 period, as a result of operating expense factors described above.

EBITDA. As a result of the factors described above, EBITDA increased $3.0 million to $9.8 million for the six months ended June 30, 2002 from $6.8 million in the 2001 period. EBITDA margin increased to 23.1% for the six months ended June 30, 2002 from 22.1% for the 2001 period, primarily because the increased revenue from acquisitions did not require a proportionate increase in corporate expenses.

Liquidity and Capital Resources

Our cash and short term investments balance at June 30, 2002 was approximately $17.1 million compared to $30.5 million at December 31, 2001. Approximately $6.1 million of the balance at December 31, 2001 was used to close acquisitions of outdoor advertising properties in the first half of 2002. The remaining decrease in cash from December 31, 2001 to June 30, 2002 primarily resulted from our $10.8 million interest payment on January 2, 2002 offset by cash generated from operations.

Net cash used in operating activities for the six months ended June 30, 2002 was $3.6 million compared to $1.2 million in the previous period. The increase was due primarily to the timing of payments of interest on our borrowings and increased working capital requirements due to our outdoor acquisition in July 2001. Cash used in investing activities for the six months ended June 30, 2002 decreased to $9.5 million from $16.5 million primarily due to decreased acquisition activity in the current period. Cash used in financing activities for the six months ended June 30, 2002 was $233,000 compared to cash provided of $17.5 million in the previous period, with the change due primarily to decreased financing needs for acquisition activity in the current period and financing fees.

Sources and Uses of Funds

During the first half of 2002, we acquired certain outdoor advertising assets in several transactions with an aggregate purchase price of approximately $5.7 million, excluding acquisition costs, and sold radio station WKKD-AM, located in Aurora, Illinois for approximately $800,000.

Capital expenditures, excluding acquisitions, in the first half of 2002 increased from approximately $2.6 million in the first half of 2001 to $3.1 million in same period of 2002. Capital expenditures increased due the increase in the number of billboards and displays owned in the first half of 2002 as compared to the first half of 2001.

	First Half 2002 Capital Expenditures

	Radio	Outdoor	Total

	(in thousands)
Recurring	$404	$101	$505
Non-recurring projects	682	117	799
Revenue producing	-	1,841	1,841

	$1,086	$2,059	$3,145

We use a significant portion of our capital resources to consummate acquisitions. From January 1, 2002 through June 30, 2002, we funded our acquisitions from capital contributions from NextMedia Investors, funded by equity investments from several private investment funds. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. We have $55.0 million of committed but undrawn private equity funds remaining at August 14, 2002. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our acquisition strategy.

Under the terms of our senior subordinated notes, we will pay semi-annual interest payments of approximately $10.8 million each January and July 1. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends and make capital expenditures. As of June 30, 2002, we were in compliance with all these covenants.

We believe that cash flow from operations, as well as the proceeds from securities offerings made from time to time and additional drawings on our $55.0 million of committed private equity funds, will be sufficient to fund all required future interest and principal payments on the credit facility and the notes and anticipated capital expenditures.

Effective June 25, 2002, we amended our senior credit facility to delay the effective date of certain financial covenants. The amended facility continues to provide for aggregate borrowings of $100.0 million and contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the senior credit facility, we must satisfy specified financial covenants, such as a maximum leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of June 30, 2002, we were in compliance with all these covenants. There are no borrowings outstanding under the senior credit facility and no amounts were available for borrowing under the senior credit facility as of August 14, 2002.

Item 3. Market Risk

In January 2002, we entered into two interest rate swap agreements with an aggregate notional amount of $75.0 million. Pursuant to the swap arrangements, we will pay interest on the notional amount at a floating rate based on LIBOR and we will receive a fixed rate of 10.75% on the notional amount until the expiration of the agreements in January 2004. For every 0.5 % increase in interest rates, we would experience an increase of approximately $375,000 in annual interest expense and, to the extent that the three month LIBOR plus 7.3% exceeds 10.75% in the future, we would be required to pay amounts in excess of the fixed payments we receive under the swap arrangements. We recognize quarterly income or expense to record the swap arrangements at fair value.

Our remaining long-term debt has a fixed interest rate. Consequently, we do not believe we are currently exposed to any material interest rate or market risk in connection with our remaining long-term debt.

PART II

Item 1. Legal Proceedings

We are not currently a party to any material lawsuit or proceeding.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 15, 2002, we filed a Current Report on Form 8-K announcing that we had entered into an amendment to our senior credit facility, a copy of which was filed as an exhibit to the Current Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT MEDIA OPERATING, INC.
(Registrant)

DATE: AUGUST 14, 2002	By:	/s/ Steven Dinetz
Steven Dinetz, Chief Executive
Officer and President
(Principal Executive Officer)

DATE: AUGUST 14, 2002	By:	/s/ Sean R. Stover
Sean R. Stover, Chief Financial
Officer
(Principal Financial Officer)

DATE: AUGUST 14, 2002	By:	/s/ Schuyler Hansen
Schuyler Hansen, Chief Accounting
Officer and Treasurer
(Principal Accounting Officer)