Form 10-Q
period 2002-09-30
NEXTMEDIA OPERATING INC
filed 2002-11-14
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number

NextMedia Operating, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-154397 (IRS Employer Identification No.)

6312 S. Fiddlers Green Circle, Suite 360E Englewood Colorado (Address of principal executive offices)	80111 (Zip Code)

(303) 694-9118
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The total number of shares of common stock, par value $.01 per share, outstanding as of November 13, 2002 was 3,000. The Registrant has no other class of common stock outstanding.

NEXTMEDIA OPERATING, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	December 31, 2001	September 30, 2002

Assets
Current assets:
Cash and cash equivalents	$30,501	$7,671
Accounts receivable, less allowance for doubtful accounts of $1,209 at December 31, 2001 and $1,194 at September 30, 2002, respectively	13,604	14,027
Prepaid expenses and other current assets	2,129	2,460

Total current assets	46,234	24,158

Property and equipment, net	40,844	46,940
Other assets	10,576	13,141
Other intangibles, net	1,169	653
Goodwill, net	148,297	187,546
FCC licenses, net	252,544	243,748
Assets held for sale	—	5,431

Total assets	$499,664	$521,617

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$2,284	$1,814
Accrued expenses	15,116	10,491
Deferred revenue	676	790
Other current liabilities	9	1,245

Total current liabilities	18,085	14,340

Long-term debt	197,102	197,233
Deferred tax liability (Note 2)	—	28,017
Other long-term liabilities	1,846	622

Total liabilities	217,033	240,212

Commitments and contingencies (Note 7)
Common stock, $0.01 par value; 3,000 shares authorized; 3,000 and 3,000 shares issued and outstanding, respectively	1	1
Additional paid-in capital	297,244	322,415
Accumulated deficit	(14,614)	(41,011)

Total stockholder’s equity	282,631	281,405

Total liabilities and stockholder’s equity	$499,664	$521,617

The accompanying Notes are an integral part of these Consolidated Financial Statements

NEXTMEDIA OPERATING, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Gross revenue	$21,610	$25,903	$54,595	$71,922
Less: agency commissions	1,538	2,037	3,699	5,610

Net revenue	20,072	23,866	50,896	66,312

Operating expenses	12,645	15,095	32,615	43,412
Corporate expenses	2,154	2,087	6,210	6,416
Depreciation and amortization	3,322	1,373	8,889	3,927
Local marketing agreement fees	5	—	20	—

Total operating expenses	18,126	18,555	47,734	53,755

Operating income	1,946	5,311	3,162	12,557

Other income (expense):
Interest expense, net	(5,560)	(5,638)	(10,140)	(16,785)
Other income (expense)	—	884	—	956

Income (loss) from continuing operations before income taxes	(3,614)	557	(6,978)	(3,272)
Provision for income taxes	(45)	(1,783)	(135)	(19,652)

Loss from continuing operations	(3,659)	(1,226)	(7,113)	(22,924)
Discontinued operations (note 3):
Loss from discontinued operations (including loss on disposal of $3,272 for the nine months ended September 30, 2002)	(187)	—	(468)	(3,473)

Net loss	$(3,846)	$(1,226)	$(7,581)	$(26,397)

The accompanying Notes are an integral part of these Consolidated Financial Statements

NEXTMEDIA OPERATING, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(7,581)	$(26,397)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,132	3,975
Non-cash compensation	—	59
Provision for bad debt	347	779
Non-cash interest expense	125	924
Unrealized (gain)/loss on interest rate swaps	—	(1,636)
Provision for deferred taxes	—	19,652
Loss on pending sale and other dispositions	—	3,517
Changes in assets and liabilities, net of effects of acquisitions:
Deferred Revenue	396	114
Accounts receivable	(2,257)	(1,508)
Prepaid expenses and other assets	(1,019)	(679)
Accounts payable and accrued expenses	4,354	(6,540)

Net cash provided by (used in) operating activities	3,497	(7,740)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(118,460)	(36,826)
Proceeds from sale of assets	1,583	1,201
Purchase of short-term investments	—	(9,478)
Sale of short-term investments	—	9,478
Capital expenditures	(5,395)	(4,221)

Net cash used in investing activities	(122,272)	(39,846)

Cash flows from financing activities:
Bond proceeds, net	188,746	—
Proceeds from senior credit facilities	18,000	—
Payments on senior credit facilities	(124,949)	—
Payments of financing costs	—	(489)
Capital contributions from Parent	65,356	25,044
Other	379	(80)
Change in seller working capital	(622)	281

Net cash provided by financing activities	146,910	24,756
Net increase (decrease) in cash	28,135	(22,830)
Cash and cash equivalent at beginning of period	836	30,501

Cash and cash equivalents at end of period	$28,971	$7,671

Supplemental Cash Flow Information:
Cash payments during the period for interest	$5,830	$21,956

Non-cash capital contribution in the form of outdoor advertising assets	$31,700	$—

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

In connection with the suspension of amortization of these assets, we currently expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. Accordingly, on January 1, 2002, we recorded a one time non-cash charge of $8.3 million to deferred tax expense to establish an additional valuation allowance against its deferred tax assets. We recorded additional deferred tax expense of $11.4 million to establish a valuation allowance against net operating loss carry-forwards generated during the nine months ended September 30, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. We do not expect the adoption of Statement 142 to have any impact on our cash flow.

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

3.      ACQUISITIONS AND DISPOSITIONS

During the first quarter of 2002, we acquired outdoor advertising assets in several transactions with an aggregate purchase price of approximately $2.6 million, excluding acquisition costs of $270,000 and sold radio station WKKD-AM, located in Aurora, Illinois for approximately $800,000.

During the second quarter of 2002, we acquired outdoor advertising assets in several transactions with an aggregate purchase price of approximately $3.1 million. In addition, we entered into a contract to sell the assets of radio stations WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in exchange for approximately $5.5 million in cash. The assets to be sold consist primarily of FCC licenses, broadcast equipment and accounts receivable. We have recorded a loss of approximately $3.3 million in discontinued operations in the second quarter for the difference between the carrying value of this reporting unit and the expected proceeds of the sale, less expected selling costs. We have classified the remaining carrying value of the assets to be sold as held for sale on the balance sheet and the results of operations for this reporting unit have been classified as discontinued operation in all periods presented. During the three and nine month periods ended September 30, 2002, these assets generated net revenues of approximately $66,000 and $736,000, respectively, and pre-tax losses of $187,000 and $201,000, respectively. Management decided to sell these assets because we believe there are alternative uses of capital which may provide a higher return on investment.

During the third quarter of 2002, we acquired the assets of Flack Outdoor Advertising, Inc. for $24.9 million, excluding acquisition costs. As a result of the acquisition, we acquired over 1,600 outdoor displays located primarily in the Northern Colorado, Wyoming and Missouri markets. Also in the third quarter of 2002, we acquired outdoor advertising assets in several other transactions with an aggregate purchase price of approximately $4.0 million.

With the exception of Flack Outdoor Advertising, Inc., each of the foregoing acquisitions were asset purchases. The assets of Flack Outdoor Advertising, Inc. were contributed to a newly formed entity, NextMedia of Northern Colorado, Inc. We acquired 100% of the common stock of the this entity.

Each of the acquisitions was consummated as part of our ongoing strategy of growth through acquisition and consolidation of radio broadcasting and outdoor advertising assets. The accounting for these acquisitions resulted in a significant portion of the purchase price being allocated to goodwill because the value of the businesses acquired significantly exceeded the value of the tangible and identifiable intangible assets. The results of operations of these acquisitions are included in our operating results from the date each acquisition was consummated. All of the acquisitions were funded with cash on hand or cash contributed by private investment funds.

In August  2002, we entered into an agreement to purchase three FM stations and one AM station in the Sherman/Dennison, Texas and Ardmore, Oklahoma television markets for $5.5 million. To secure our obligations under the agreement, we provided a $275,000 letter of credit. Also, in October 2002, we entered into an agreement to purchase four FM stations and one AM station in the Saginaw/Bay City/Midland, Michigan market from Wilks Broadcasting, LLC for $55.5 million. To secure our obligations under the agreement, we provided a $5.6 million letter of credit. We expect to close the acquisitions in the first quarter of 2003 utilizing cash generated from operations, private equity contributions and borrowings under our credit facility.

4.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Depreciable Life	December 31, 2001	September 30, 2002

		(in thousands)
Land and improvements	—	$5,161	$5,254
Construction in progress	—	376	788
Buildings	20	7,927	8,179
Leasehold improvements	10	1,779	1,955
Broadcast equipment	5 – 20	6,757	6,955
Office equipment	7	2,106	1,720
Computer software and systems	3 – 5	951	1,538
Tower and antennae	5 – 20	3,189	3,217
Vehicles	3	988	1,343
Furniture and fixtures	7	1,175	1,170
Advertising structures	3 – 15	15,055	22,679

		45,464	54,798
Less accumulated depreciation		(4,620)	(7,858)

		$40,844	$46,940

5.      INTANGIBLE ASSETS AND GOODWILL

The following table presents the impact of Statement 142 on net earnings (loss) as if the standard had been in effect for the nine months ended September 30, 2001:

Nine Months Ended September 30, 2001

(in thousands)

Reported Net Loss	$(7,581)
Add Back: Goodwill Amortization	674
Add Back: FCC License Amortization	4,822
Tax Impact	(7,161)

Adjusted Net Loss	$(9,246)

Definite-lived Intangibles

We have definite-lived intangible assets recorded that continue to be amortized in accordance with Statement 142. These assets consist primarily of non-compete agreements and other contractual rights which are amortized over the respective lives of the agreements. In accordance with the transitional requirements of Statement 142, we reassessed the useful lives of these intangibles and made no material changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets (in thousands):

	December 31, 2001		September 30, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Non-compete agreements	$1,872	$801	$1,882	$1,237
Other	99	1	9	1

	$1,971	$802	$1,891	$1,238

Total amortization expense from definite-lived intangibles for the nine months ended September 30, 2002 and for the year ended December 31, 2001 was approximately $436,000 and $568,000, respectively. The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of January 1, 2002:

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

6.      ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2001	September 30, 2002

	(in thousands)
Accrued compensation and bonuses	$980	$1,897
Accrued commissions	444	576
Accrued interest	10,511	5,129
Accrued property taxes	336	334
Accrued franchise taxes	725	359
Accrued rent	931	1,584
Other	1,189	612

	$15,116	$10,491

7.      COMMITMENTS AND CONTINGENCIES

As of September 30, 2002, we had $1.5 million in letters of credit outstanding as deposits to secure obligations including asset purchase agreements.

From time to time, we are subject to routine litigation incident to our business. Management does not expect these matters to have a material adverse effect upon our liquidity, results of operations or financial position.

8.      DEBT AND EQUITY COMMITMENTS

Subsequent to the third quarter, we amended our $100.0 million credit facility. As a result of the amendment: (i) in the event that we do not utilize the facility, we will not be required to comply with the maximum total leverage ratio until July 1, 2003; (ii) the commitments under the facility have been reduced from $100.0 million to $75.0 million; and (iii) certain financial covenants related to senior leverage, total leverage and interest coverage have been relaxed. The amended facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the credit facility, we must satisfy specified financial covenants, such as a maximum leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of September 30, 2002, we were in compliance with all these covenants. As of October 31, 2002, no amounts were available for borrowing under the facility.

Except for the amendments in clause (i) above, which has already become effective, the foregoing amendments will not become effective until at least $65.0 million of a $75.0 million private equity commitment has been funded. As of October 31, 2002, $44.9 million of that equity commitment has been funded to complete acquisitions. The remaining committed but unfunded amount is $30.1 million.

In January 2002, we entered into two interest rate swap agreements with an aggregate notional amount of $75.0 million. Pursuant to the swap arrangements, we will pay interest on the notional amount at a floating rate based on LIBOR and we will receive a fixed rate of 10.75% on the notional amount until the expiration of the agreements in January 2004. For every 0.5 % increase in interest rates, we would experience an increase of approximately $375,000 in annual interest expense and, to the extent that the three month LIBOR plus 7.3% exceeds 10.75% in the future, we would be required to pay amounts in excess of the fixed payments we receive under the swap arrangements. During the three months ended September 30, 2002, we recorded a non-cash gain of approximately $715,000 to record our swap arrangements at fair value.

9.      SEGMENT DATA

Our business consists of two out-of-home media divisions: radio broadcasting and outdoor advertising.

The radio broadcasting segment is comprised of radio stations for which we are the licensee or for which we program and sell on-air advertising time under local marketing agreements. At September 30, 2002, the radio broadcasting segment owned and operated 51 radio stations and one unwired sales network.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that we own or operate under lease arrangements, as well as advertising displays that we install in public locations, including restaurants, health clubs, retail stores and entertainment venues. At September 30, 2002, the outdoor advertising segment owned or operated approximately 29,000 indoor advertising display faces and over 5,725 outdoor billboard displays.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of the registration statement. There are no intersegment sales or transfers.

No customer accounted for more than 10% of our consolidated revenues for the three or nine months ended September 30, 2002 or 2001.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

	(in thousands)
Net revenue:
Radio Broadcasting	$14,775	$16,761	$41,884	$46,864
Outdoor Advertising	5,297	7,105	9,012	19,448

Consolidated	20,072	23,866	50,896	66,312

Operating expenses:
Radio Broadcasting	9,464	10,336	27,368	29,409
Outdoor Advertising	3,181	4,759	5,247	14,003

Consolidated	12,645	15,095	32,615	43,412

BCF:
Radio Broadcasting	5,311	6,425	14,516	17,455
Outdoor Advertising	2,116	2,346	3,765	5,445

Consolidated	7,427	8,771	18,281	22,900
Corporate expenses	2,154	2,087	6,210	6,416
Depreciation and amortization	3,322	1,373	8,889	3,927
Local marketing agreement fees	5	—	20	—

Operating income	1,946	5,311	3,162	12,557
Interest expense, net	(5,560)	(5,638)	(10,140)	(16,785)
Other income	—	884	—	956

Income (loss) from continuing operations before taxes	$(3,614)	$557	$(6,978)	$(3,272)

Total assets:
Radio Broadcasting	$344,501	$317,284
Outdoor Advertising	131,361	204,333

Consolidated	$475,862	$521,617

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

NextMedia Operating, Inc.
Supplemental Combining Balance Sheet
As of September 30, 2002
(in thousands)

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Cash	$8,288	$(617)	$—	$7,671
Accounts Receivable	10,083	3,944	—	14,027
Prepaid Assets & Other Current Assets	719	1,741	—	2,460

Total	19,090	5,068	—	24,158

Fixed Assets	23,703	23,237	—	46,940
Investment in Subsidiaries	437,468	—	(437,468)	—
Other Assets	13,894	1,038	(1,791)	13,141
FCC Licenses & Other Intangibles	13,209	418,738	—	431,947
Assets Held For Sale	507	4,924	—	5,431

Total Assets	$507,871	$453,005	$(439,259)	$521,617

Accounts Payable	$1,563	$251	$—	$1,814
Accrued Expenses	7,472	3,019	—	10,491
Deferred Revenue	68	722	—	790
Other Current Liabilities	11	3,025	(1,791)	1,245

Total Current Liabilities	9,114	7,017	(1,791)	14,340

Notes Payable	197,233	—	—	197,233
Other Long Term Liabilities	20,119	8,520	—	28,639

Total Liabilities	226,466	15,537	(1,791)	240,212

Additional Paid In Capital	322,416	435,343	(435,343)	322,416
Accumulated Deficit	(41,011)	2,125	(2,125)	(41,011)

Stockholder’s Equity	281,405	437,468	(437,468)	281,405

Total Liabilities and Stockholder’s Equity	$507,871	$453,005	$(439,259)	$521,617

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Three Months Ended September 30, 2002
(in thousands)

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net Revenue	$16,761	$7,105	$—	$23,866
Total Operating Expenses	10,336	4,759	—	15,095
Corporate Expenses	1,447	640	—	2,087
Depreciation and Amortization	894	479	—	1,373

Operating income (loss)	$4,084	$1,227	$—	$5,311
Interest Expense, net	(5,638)	—	—	(5,638)
Other Income (Expense)	887	(3)	—	884
Equity in Earnings (loss) of Subsidiary	1,224	—	(1,224)	—

Income (loss) before provision for income taxes	557	1,224	(1,224)	557
Income Taxes	(1,783)	—	—	(1,783)

Net income (loss) from continuing operations	$(1,226)	$1,224	$(1,224)	$(1,226)
Loss on discontinued operations	—	—	—	—

Net Income (Loss) after taxes	$(1,226)	$1,224	$(1,224)	$(1,226)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Three Months Ended September 30, 2001
(in thousands)

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net Revenue	$14,775	$5,297	$—	$20,072
Total Operating Expenses	9,469	3,181	—	12,650
Corporate Expenses	1,379	775	—	2,154
Depreciation and Amortization	1,157	2,165	—	3,322

Operating income (loss)	$2,770	$(824)	$—	$1,946
Interest Expense, net	(5,560)	—	—	(5,560)
Other Income (Expense)	—	—	—	—
Equity in Earnings (loss) of Subsidiary	(877)	—	877	—

Income (loss) before provision for income taxes	(3,667)	(824)	877	(3,659)
Income Taxes	(45)	—	—	(45)

Net income (loss) from continuing operations	$(3,712)	$(824)	$877	$(3,659)
Loss on discontinued operations	(134)	(53)	—	(187)

Net Income (Loss) after taxes	$(3,846)	$(877)	$877	$(3,846)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Nine Months Ended September 30, 2002
(in thousands)

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net Revenue	$46,864	$19,448	$—	$66,312
Total Operating Expenses	29,409	14,003	—	43,412
Corporate Expenses	4,281	2,135	—	6,416
Depreciation and Amortization	2,636	1,291	—	3,927

Operating income (loss)	$10,538	$2,019	$—	$12,557
Interest Expense, net	(16,788)	3	—	(16,785)
Other Income (Expense)	961	(5)	—	956
Equity in Earnings (loss) of Subsidiary	(1,255)	—	1,255	—

Income (loss) before provision for income taxes	(6,544)	2,017	1,255	(3,272)
Income Taxes	(19,652)	—	—	(19,652)

Net income (loss) from continuing operations	$(26,196)	$2,017	$1,255	$(22,924)
Loss on discontinued operations	(201)	(3,272)	—	(3,473)

Net Income (Loss) after taxes	$(26,397)	$(1,255)	$1,255	$(26,397)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Nine Months Ended September 30, 2001
(in thousands)

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net Revenue	$41,884	$9,012	$—	$50,896
Total Operating Expenses	27,368	5,247	—	32,615
Corporate Expenses	4,045	2,165	—	6,210
Depreciation and Amortization	3,319	5,570	—	8,889
Local marketing agreement fees	20	—	—	20

Operating income (loss)	$7,132	$(3,970)	$—	$3,162
Interest Expense, net	(10,140)	—	—	(10,140)
Other Income (Expense)	—	—	—	—
Equity in Earnings (loss) of Subsidiary	(4,129)	—	4,129	—

Income (loss) before provision for income taxes	(7,137)	(3,970)	4,129	(6,978)
Income Taxes	(135)	—	—	(135)

Net income (loss) from continuing operations	$(7,272)	$(3,970)	$4,129	$(7,113)
Loss on discontinued operations	(309)	(159)	—	(468)

Net Income (Loss) after taxes	$(7,581)	$(4,129)	$4,129	$(7,581)

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Nine Months Ended September 30, 2002
(in thousands)

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net Cash provided by (used in) operations	$(10,230)	$2,490	$—	$(7,740)

Cash Flows From Investing Activities
Acquisitions, net of cash acquired	(36,826)	—	—	(36,826)
Proceeds from sale of assets	1,201	—	—	1,201
Purchase of short-term investments	(9,478)	—	—	(9,478)
Sale of short-term investments	9,478	—	—	9,478
Capital expenditures	(1,356)	(2,865)	—	(4,221)

Net cash used in investing activities	(36,981)	(2,865)	—	(39,846)

Cash Flows From Financing Activities
Payments of financing costs	(489)	—	—	(489)
Capital contributions from Parent	25,044	—	—	25,044
Increase in seller working capital	(20)	301	—	281
Other	(80)	—	—	(80)

Net cash used in financing activities	24,455	301	—	24,756

Net decrease in cash	(22,756)	(74)	—	(22,830)
Cash at beginning of period	31,044	(543)	—	30,501

Cash at end of period	$8,288	$(617)	$—	$7,671

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Nine Months Ended September 30, 2001
(in thousands)

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net Cash provided by (used in) operations	$3,538	$(41)	$—	$3,497

Cash Flows From Investing Activities
Acquisitions, net of cash acquired	(118,460)	—	—	(118,460)
Proceeds from sale of assets	1,583	—	—	1,583
Capital expenditures	(4,563)	(832)	—	(5,395)

Net cash used in investing activities	(121,440)	(832)	—	(122,272)

Cash Flows From Financing Activities
Bond proceeds, net	188,799	(53)	—	188,746
Proceeds from senior credit facilities	18,000	—	—	18,000
Repayment of senior credit facilities	(124,949)	—	—	(124,949)
Capital contributions from Parent	65,356	—	—	65,356
Other	(243)	—	—	(243)

Net cash used in financing activities	146,963	(53)	—	146,910

Net decrease in cash	29,061	(926)	—	28,135
Cash at beginning of period	325	511	—	836

Cash at end of period	$29,386	$(415)	$—	$28,971

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the second quarter of 2002, we entered into a contract to sell the assets of radio stations WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM for approximately $5.5 million in cash. The assets to be sold consist primarily of FCC licenses, broadcast equipment and accounts receivable. We have recorded a loss of approximately $3.3 million in discontinued operations in the second quarter for the difference between the carrying value of this reporting unit and the expected proceeds of the sale, less expected selling costs. We have classified the remaining carrying value of the assets to be sold as held for sale on the balance sheet and the results of operations for this reporting unit have been classified as discontinued operation in all periods presented. During the three- and nine-month periods ended September 30, 2002, these assets generated net revenues of approximately $66,000 and $736,000, respectively. Management decided to sell these assets because we believe there are alternative uses of capital which may provide a higher return on investment.

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

Factors Affecting Comparability

We commenced operations in late-1999 when we completed our first acquisition. Our results of operations from period to period are not directly comparable because of the impact of the various acquisitions and dispositions that we have completed as well as our rapid build-up in personnel in anticipation of additional acquisitions. Moreover, our expected growth through acquisitions is likely to continue to limit the comparability of our results of operations. The following is a summary of our acquisition and disposition activity since December 31, 2001 affecting comparability and should be read in conjunction with our financial statements for the year ended December 31, 2001.

During the first quarter of 2002, we acquired outdoor advertising assets in several transactions with an aggregate purchase price of approximately $2.6 million, excluding acquisition costs of $270,000 and sold radio station WKKD-AM, located in Aurora, Illinois for approximately $800,000.

During the second quarter of 2002, we acquired outdoor advertising assets in several transactions with an aggregate purchase price of approximately $3.1 million. In addition, we entered into a contract to sell the assets of radio stations WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in exchange for approximately $5.5 million in cash. The assets to be sold consist primarily of FCC licenses, broadcast equipment and accounts receivable. We have recorded a loss of approximately $3.3 million in discontinued operations in the second quarter for the difference between the carrying value of this reporting unit and the expected proceeds of the sale, less expected selling costs. We have classified the remaining carrying value of the assets to be sold as held for sale on the balance sheet and the results of operations for this reporting unit have been classified as discontinued operation in all periods presented. During the three and nine month periods ended September 30, 2002, these assets generated net revenues of approximately $66,000 and $736,000, respectively, and pre-tax losses of $187,000 and $201,000, respectively. Management decided to sell these assets because we believe there are alternative uses of capital which may provide a higher return on investment.

During the third quarter of 2002, we acquired the assets of Flack Outdoor Advertising, Inc. for $24.9 million, excluding acquisition costs. As a result of the acquisition, we acquired over 1,600 outdoor displays located primarily in the Northern Colorado, Wyoming and Missouri markets. Also in the third quarter of 2002, we acquired outdoor advertising assets in several other transactions with an aggregate purchase price of approximately $4.0 million.

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

	Three Months Ended September 30,				Nine Months Ended September 30,

	2001	%	2002	%	2001	%	2002	%

Consolidated Operating Data:
Net Revenues	$20,072	100.0	$23,866	100.0	$50,896	100.0	$66,312	100.0
Operating expenses	12,645	63.0	15,095	63.2	32,615	64.1	43,412	65.5
Corporate expenses	2,154	10.7	2,087	8.7	6,210	12.2	6,416	9.7
Depreciation and amortization	3,322	16.6	1,373	5.8	8,889	17.5	3,927	5.9
Local marketing agreement fees	5	0.0	—	NM	20	0.0	—	NM

Operating income	1,946	9.7	5,311	22.3	3,162	6.2	12,557	18.9
Interest and other expense, net.	(5,560)	NM	(4,754)	NM	(10,140)	NM	(15,829)	NM
Income tax expense	(45)	NM	(1,783)	NM	(135)	NM	(19,652)	NM
Discontinued operations	(187)	NM	—	NM	(468)	NM	(3,473)	NM

Net loss	$(3,846)	NM	$1,226	NM	$(7,581)	NM	$(26,397)	NM

Other Data:
Broadcast cash flow	$7,427	37.0	$8,771	38.3	$18,281	35.9	$22,900	34.5
EBITDA	$5,273	26.3	$6,684	28.0	$12,071	23.7	$16,484	24.9

Radio Broadcasting Operating Data:
Net revenues	$14,775	100.0	$16,761	100.0	$41,884	100.0	$46,864	100.0
Operating expenses	9,464	64.1	10,336	61.7	27,368	65.3	29,409	62.8
Depreciation and amortization	2,729	18.5	894	5.3	7,982	19.1	2,636	5.6
Local marketing agreement fees	5	0.0	—	NM	20	0.0	—	NM

Operating income	$2,577	17.4	$5,531	33.0	$6,514	15.6	$14,819	31.6

Other Data:
Broadcast cash flow	$5,311	35.9	$6,425	38.3	$14,516	34.7	$17,455	37.3

Outdoor Advertising Operating Data:
Net revenues	$5,297	100.0	$7,105	100.0	$9,012	100.0	$19,448	100.0
Operating expenses	3,181	60.1	4,759	67.0	5,247	58.2	14,003	72.0
Depreciation and amortization	593	11.2	479	6.7	907	10.1	1,291	6.6

Operating income	$1,523	28.8	$1,867	26.3	$2,858	31.7	$4,154	21.4

Other Data:
Broadcast cash flow	$2,116	39.9	$2,346	33.0	$3,765	41.8	$5,445	28.0

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Revenues. Consolidated net revenues increased $3.8 million to $23.9 million for the three months ended September 30, 2002 from $20.1 million for the prior year period. Radio net revenues increased $2.0 million to $16.8 million for the three months ended September 30, 2002 from $14.8 million for the prior year period. Outdoor advertising net revenues increased $1.8 million to $7.1 million for the three months ended September 30, 2002 from $5.3 million for the prior year period. The increases in outdoor advertising revenue were attributable to approximately $1.0 million in revenue from acquisitions completed subsequent to September 30, 2001, and an increase of approximately $800,000 in revenue from assets operated in both periods. Growth in radio was driven by continued implementation of our sales strategies focusing on local advertisers and improved advertising market conditions.

Operating Expenses. Consolidated operating expenses increased $2.5 million to $15.1 million for the three months ended September 30, 2002 from $12.6 million for the prior year period. Radio operating expenses increased $872,000 to $10.3 million for the three months ended September 30, 2002 from $9.5 million for the prior year period. Outdoor advertising operating expenses increased $1.6 million to $4.8 million for the three months ended September 30, 2002 from $3.2 million for the prior year period. The increase in outdoor advertising expenses was attributable primarily to acquisitions completed in the second half of 2001, while growth in radio costs was primarily attributable to higher selling expenses associated with revenue growth. As a percentage of net revenues, consolidated operating expenses for the three months ended September 30, 2002 increased from 63.0% to 63.2% as a result of the acquisition of outdoor properties in the second half of 2001.

Corporate Expenses. Corporate expenses were approximately flat with the prior year quarter for the three months ended September 30, 2002. This was attributable to the fact that the increase in the size of the Company’s operations from acquisitions and organic growth did not require a corresponding increase in corporate expenses.

Other Operating Expenses. Consolidated depreciation and amortization decreased $1.9 million to $1.4 million for the three months ended September 30, 2002. Radio depreciation and amortization decreased $1.8 million to $894,000 for the three months ended September 30, 2002 compared to the prior year quarter. Outdoor advertising depreciation and amortization was approximately flat for the three months ended September 30, 2002 compared to the prior year quarter. The decrease in radio was attributable primarily to the adoption of Statement of Financial Accounting Standards No. 142, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized. There was little change in outdoor depreciation and amortization because the outdoor assets acquired consisted primarily of indefinite lived intangibles, which are non-depreciable.

Interest and Other Expense. Other expense, consisting primarily of interest expense, decreased $806,000 to $4.8 million for the three months ended September 30, 2002 from $5.6 million for the prior year period, attributable primarily to a non-cash gain of approximately $715,000 to record our swap arrangement at fair value.

Provision for Income taxes. We had a net operating loss during the three months ended September 30, 2001 and 2002. We recorded tax expense of $1.8 million to establish a valuation allowance against net operating loss carry-forwards generated during the three months ended September 30, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes but is no longer amortized in the financial statements.

Net Loss. As a result of the factors described above, our consolidated net loss decreased $2.6 million to $1.2 million for the three months ended September 30, 2002 compared to $3.8 million for the prior year period.

Broadcast Cash Flow. As a result of the factors described above, consolidated broadcast cash flow increased $1.4 million to $8.8 million for the three months ended September 30, 2002 from $7.4 million for the 2001 period. Radio broadcast cash flow increased $1.1 million to $6.4 million for the three months ended September 30, 2002 from $5.3 million for the 2001 period. Outdoor advertising broadcast cash flow increased $230,000 to $2.3 million for the three months ended September 30, 2002 from $2.1 million for the 2001 period. The consolidated broadcast cash flow margin declined slightly to 36.8 % for the three months ended September 30, 2002 compared to 37.0% for the 2001 period, as a result of operating expense factors described above.

EBITDA. As a result of the factors described above, EBITDA increased $1.4 million to $6.7 million for the three months ended September 30, 2002 from $5.3 million in the 2001 period. EBITDA margin increased to 28.0% for the three months ended September 30, 2002 from 26.3% for the 2001 period, primarily because the increased revenue from acquisitions and growth did not require a proportionate increase in corporate expenses.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Revenues. Consolidated net revenues increased $15.4 million to $66.3 million for the nine months ended September 30, 2002 from $50.9 million for the prior year period. Radio net revenues increased $5.0 million to $46.9 million for the nine months ended September 30, 2002 from $41.9 million for the prior year period. Outdoor advertising net revenues increased $10.4 million to $19.4 million for the nine months ended September 30, 2002 from $9.0 million for the prior year period. The increases in outdoor advertising revenue were attributable to $10.3 million in revenue from acquisitions completed subsequent to September 30, 2001, and an increase of approximately $100,000 in revenue from assets operated in both periods. Growth in radio was driven by continued implementation of our sales strategies focusing on local advertisers and improved advertising market conditions.

Operating Expenses. Consolidated operating expenses increased $10.8 million to $43.4 million for the nine months ended September 30, 2002 from $32.6 million for the prior year period. Radio operating expenses increased $2.0 million to 29.4 million for the nine months ended September 30, 2002 from $27.4 million for the prior year period. Outdoor advertising operating expenses increased $8.8 million to $14.0 million for the nine months ended September 30, 2002 from $5.2 million for the prior year period. The increases in outdoor were attributable primarily to acquisitions completed in the second half of 2001, while growth in radio costs was primarily attributable to higher selling expenses associated with revenue growth. As a percentage of net revenues, consolidated operating expenses for the nine months ended September 30, 2002 increased from 64.1% to 65.5% as a result of the acquisition of outdoor properties in the second half of 2001.

Corporate Expenses. Corporate expenses increased $206,000 to $6.4 million for the nine months ended September 30, 2002 from $6.2 million for the prior year period. This increase was attributable primarily to additional staff, office and administrative costs made necessary by the higher volume of business and administration resulting from acquisitions in the second half of 2001.

Other Operating Expenses. Consolidated depreciation and amortization decreased $5.0 million to $3.9 million for the nine months ended September 30, 2002. Radio depreciation and amortization decreased $5.3 million to $2.6 million for the nine months ended September 30, 2002. Outdoor advertising depreciation and amortization increased $384,000 to $1.3 million for the nine months ended September 30, 2002. The decrease in radio was attributable primarily to the adoption of Statement of Financial Accounting Standards No. 142, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized. The increase in outdoor was attributable primarily to acquisitions in the second half of 2001, offset by the impact of the adoption of SFAS No. 142.

Interest and Other Expense. Other expense, consisting primarily of interest expense, increased $5.7 million to $15.8 million for the nine months ended September 30, 2002 from $10.1 million for the prior year period attributable primarily to the incurrence of $200.0 million of senior subordinated indebtedness in July 2001 to fund our acquisitions. Other expense for the nine months ended September 30, 2002 also includes a non-cash gain of approximately $1.6 million to record our swap arrangement at fair value.

Provision for Income taxes. We had a net operating loss during the nine months ended September 30, 2001 and September 30, 2002. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminates the annual amortization of goodwill and certain long-lived assets with indefinite lives, such as FCC broadcast licenses. In connection with the suspension of amortization of these assets, we currently expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. Accordingly, on January 1, 2002, we recorded a one-time non-cash charge of $8.3 million to deferred tax expenses to establish a valuation allowance against its deferred tax assets. We recorded additional tax expense of $11.4 million to establish a valuation allowance against net operating loss carry-forwards generated during the nine months ended September 30, 2002, resulting primarily from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. We do not expect the adoption of SFAS 142 to have any impact on our Company’s cash flow.

Net Loss. As a result of the factors described above, our consolidated net loss increased $18.8 million to $26.4 million for the nine months ended September 30, 2002 compared to $7.6 million for the prior period.

Broadcast Cash Flow. As a result of the factors described above, consolidated broadcast cash flow increased $4.6 million to $22.9 million for the nine months ended September 30, 2002 from $18.3 million for the 2001 period. Radio broadcast cash flow increased $3.0 million to $17.5 million for the nine months ended September 30, 2002 from $14.5 million for the 2001 period. Outdoor advertising broadcast cash flow increased $1.6 million to $5.4 million for the nine months ended September 30, 2002 from $3.8 million for the 2001 period. The consolidated broadcast cash flow margin declined slightly to 34.5% for the nine months ended September 30, 2002 compared to 35.9% for the 2001 period, as a result of operating expense factors described above.

EBITDA. As a result of the factors described above, EBITDA increased $4.4 million to $16.5 million for the nine months ended September 30, 2002 from $12.1 million in the 2001 period. EBITDA margin increased to 24.9% for the nine months ended September 30, 2002 from 23.7% for the 2001 period, primarily because the increased revenue from acquisitions did not require a proportionate increase in corporate expenses.

Liquidity and Capital Resources

Our cash and cash equivalents balance at September 30, 2002 was approximately $7.7 million compared to $30.5 million at December 31, 2001. The decrease in cash from December 31, 2001 to September 30, 2002 primarily resulted from (i) our $10.8 million interest payments on January 2, 2002 and July 1, 2002, (ii) capital expenditures and (iii) acquisitions during the period. These uses of cash were offset by $24.9 million in private equity contributions.

Net cash used in operating activities for the nine months ended September 30, 2002 was $7.7 million compared to $3.5 million of cash generated in the previous period. The decrease was due primarily to the timing of payments of interest on our borrowings and increased working capital requirements due to our outdoor acquisitions. Cash used in investing activities for the nine months ended September 30, 2002 decreased to $39.8 million from $122.3 million primarily due to decreased acquisition activity in the current period. Cash provided by financing activities for the nine months ended September 30, 2002 was $24.8 compared to $146.9 million in the previous period, with the change due primarily to decreased financing needs for acquisition activity in the current period.

Sources and Uses of Funds

During the first six months of 2002, we acquired certain outdoor advertising assets in several transactions with an aggregate purchase price of approximately $5.7 million, excluding acquisition costs, and sold radio station WKKD-AM, located in Aurora, Illinois for approximately $800,000.

During the third quarter of 2002, we acquired the assets of Flack Outdoor Advertising, Inc. for $24.9 million, excluding acquisition costs. The acquisition was funded with cash from private equity contributions. As a result of the acquisition, we acquired over 1,600 outdoor displays located primarily in the Northern Colorado, Wyoming and Missouri markets. Also, in the third quarter of 2002, we acquired outdoor advertising assets in several other transactions with an aggregate purchase price of approximately $4.0 million.

Capital expenditures in the first nine months of 2002 decreased from approximately $5.4 million in the first nine months of 2001 to $4.2 million in same period of 2002. Capital expenditures decreased due to the completion of consolidation projects during 2001 offset somewhat by the increase in the number of billboards and displays owned in the first half of 2002 as compared to the first half of 2001. Capital expenditures for the nine months ended September 30, 2002 are summarized below.

	Nine Months Ended September 30, 2002 Capital Expenditures

	Radio	Outdoor	Total

	(in thousands)

Recurring	$558	$313	$871
Non-recurring projects	799	—	799
Revenue producing	—	2,551	2,551

	$1,357	$2,864	$4,221

We use a significant portion of our capital resources to consummate acquisitions. From January 1, 2002 through September 30, 2002, we funded our acquisitions from capital contributions from NextMedia Investors funded by equity investments from several private investment funds. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. In July 2001, we received a $75.0 million private equity commitment, of which we have $30.1 million of committed but undrawn funds remaining at November 10, 2002, which is available at our discretion. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our acquisition strategy.

Under the terms of our senior subordinated notes, we make semi-annual interest payments of approximately $10.8 million each January and July 1. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends and make capital expenditures. As of September 30, 2002, we were in compliance with all these covenants.

We believe that cash flow from operations, the proceeds from securities offerings made from time to time, drawings on our $30.1 million of committed private equity funds and borrowings under our credit facility will be sufficient to fund all required future interest and principal payments on the credit facility and the notes, anticipated capital expenditures and acquisitions.

Subsequent to the third quarter, we amended our $100.0 million credit facility. As a result of the amendment: (i) in the event that we do not utilize the facility, we will not be required to comply with the maximum total leverage ratio until July 1, 2003; (ii) the commitments under the facility were reduced from $100.0 million to $75.0 million; and (iii) certain financial covenants related to senior leverage, total leverage and interest coverage were relaxed. The amended facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the senior credit facility, we must satisfy specified financial covenants, such as a maximum leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of September 30, 2002, we were in compliance with all these covenants. As of October 31, 2002, no amounts were available for borrowing under the facility.

Except for the amendments in clause (i) above, which has already become effective, the foregoing amendments will not become effective until at least $65.0 million of the $75.0 million private equity commitment has been funded. As of October 31, 2002, $44.9 million of that equity commitment has been funded to complete acquisitions.

On November 7, 2002, Standard & Poor’s Ratings Services placed our B+ corporate credit rating on credit watch with negative implications, and indicated that it would meet with management to discuss our operating outlook and other matters related to our business and operations. If we were downgraded by Standard & Poor’s, our ability to raise capital on acceptable terms or at all could be impaired.

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

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material lawsuit or proceeding.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit No.	Description

4.1*	Sixth Amendment to the Credit Agreement, dated as of July 31, 2000, among the Registrant, NextMedia Group, Inc., the lenders from time to time party thereto and Deutche Bank Trust Company Americas, as amended.

99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

*	Filed herewith

(b)      Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT MEDIA OPERATING, INC. (Registrant)
DATE: NOVEMBER 14, 2002	By:	/s/ STEVEN DINETZ

Steven Dinetz, Chief Executive Officer and President (Principal Executive Officer)

DATE: NOVEMBER 14, 2002	By:	/s/ SEAN R. STOVER

Sean R. Stover, Chief Financial Officer (Principal Financial Officer)

DATE: NOVEMBER 14, 2002	By:	/s/ SCHUYLER HANSEN

Schuyler Hansen, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

CERTIFICATIONS

I, Steven Dinetz, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of NextMedia Operating, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and form the periods presented in this quarterly report;

4.       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)       Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c)       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a)       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
By:	/s/ STEVEN DINETZ

Steven Dinetz Chief Executive Officer

I, Sean R. Stover, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of NextMedia Operating, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and form the periods presented in this quarterly report;

4.       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)       Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c)       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a)       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
By:	/s/ SEAN R. STOVER

Sean R. Stover Chief Financial Officer

Exhibit Index

Exhibit No.	Description

4.1	Sixth Amendment to the Credit Agreement, dated as of July 31, 2000, among the Registrant, NextMedia Group, Inc., the lenders from time to time party thereto and Deutche Bank Trust Company Americas, as amended.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.