Form 10-K
period 2002-12-31
NEXTMEDIA OPERATING INC
filed 2003-03-27
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission file number: _________

NEXTMEDIA OPERATING, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	84-154397

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6312 S. Fiddlers Green Circle, Suite 360E Englewood, CO 80111	80111

(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (303) 694-9118

Securities registered pursuant to Section 12 (b) of the Act:
None

(Title of Class)

Securities registered pursuant to Section 12 (g) of the Act:
None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 25, 2003 was $0. The total number of shares of common stock issued and outstanding as of March 25, 2003 was 3,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

NEXTMEDIA OPERATING, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to management’s expectations, strategic objectives, business prospects, trends, anticipated economic performance and financial condition and other similar matters and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, trends, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. These risks, uncertainties and other important factors include, among others:  general economic and business conditions, the cyclical nature of our business, the volume of advertising spending, competition, regulatory initiatives, customer preferences and various other matters, many of which are beyond our control.   Forward-looking statements speak only as of the date of the document in which they are made, and we disclaim any obligation to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

MARKET SHARE AND INDUSTRY DATA

We have based or derived the market share and industry data we present in this report from third-party sources, primarily from the Outdoor Advertising Association of America, or OAAA, the Radio Advertising Bureau, , or RAB, BIA Financial Network, Inc.’s Radio Market Report 2002 and Inside Radio, Incorporated’s “Who Owns What?”, and audience measurement information from the Arbitron Company.  While we believe that these sources are reliable, we can give no assurance that these market share and industry data are accurate in all material respects.

PART I

ITEM 1.	BUSINESS

Unless the context indicates otherwise, any reference to “we,” “our” and “us” refers to NextMedia Operating, Inc., and its consolidated subsidiaries, and “NextMedia” refers to NextMedia Operating, Inc., which was incorporated under the laws of the State of Delaware in 2000.

Overview

We are a rapidly growing out-of-home media company that owns and operates radio stations and outdoor advertising properties throughout the United States.  We own and operate 60 radio stations in 15 small to mid-size markets, making us the 13th largest radio broadcasting company in the country as measured by number of radio stations.  Our outdoor advertising business consists of traditional outdoor properties, including more than 5,800 bulletin, wall and poster displays located primarily in New York/New Jersey, Hartford, Baltimore, Washington, D.C., Philadelphia, Northern Colorado, Missouri and San Francisco, and alternative advertising displays located in more than 2,900 retail locations across the United States, including approximately 2,589 sites in 17 of the 20 largest metropolitan statistical areas, or MSAs.  For financial information with respect to our radio broadcasting and outdoor advertising divisions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements beginning on p. 18.

On January 6, 2003, we acquired four FM radio stations and one AM radio station in the Saginaw/Bay City/Midland, Michigan market from Wilks Broadcasting, LLC and Wilks License Co. LLC for $55.5 million.

On January 31, 2003, we acquired three additional FM radio stations and one additional AM radio station as an add-on to our existing stations in the Sherman/Dennison, Texas and Ardmore, Oklahoma market for $5.5 million.  Simultaneously, we completed the disposition of five radio stations in the Panama City, Florida market for approximately $5.5 million.

In February 2003, we completed the acquisition of certain outdoor advertising assets in New Jersey for approximately $4.7 million.

Radio Broadcasting Division

Radio Station Portfolio

We currently operate 60 AM and FM radio stations in 15 mid-size markets throughout the United States.  The following chart sets forth certain information about the radio stations we own and operate in rated markets.

	Market Rank				Fall 2002(1)
Market/Stations	2002 Radio Revenues	2002 Metro Rank	Frequency	Format	Target Demographic(2)	Audience Share in Target Demographic	Audience Rank in Target Demographic	Market Audience Share 12+

Wilmington, DE	78	76
WJBR-FM			99.5	Adult Contemporary	W25-54	15.2%	1	9.9%

Reno, NV	87	128
KRZQ-FM			100.9	Alternative Rock	M18-34	8.8	3	4.5
KTHX-FM			100.1	Adult Rock	P25-54	7.4	2	4.7
KSRN-FM			107.7	Adult Standards	P35-64	5.1	7	3.8
KJZS-FM			92.1	Smooth Jazz	P25-54	5.1	7	3.8

								16.8
Greenville-New Bern-Jacksonville, NC	96	84
WRNS-AM/FM			960/95.1	Country	P25-54	15.7	1	15.5
WERO-FM			93.3	Adult Top 40	W25-44	8.8	4	5.0
WKOO-FM			98.7	Oldies	P25-54	1.9	14	1.7
WANG-AM/FM			1330/105.1	Adult Standards	P35-64	1.3	12	1.3
WXQR-FM			105.5	Rock	M18-34	6.7	5	2.9
WQSL-FM(3)			92.3	Rhythmic CHR	P18-34	7.5	5	4.3
WQZL-FM(3)			101.1	Rhythmic CHR	P18-34	5.9	7	3.6
WDLX-AM			930	News/Talk	P25-54	0.3	23	0.3

								34.6
Saginaw/Bay City/Midland, MI	118	130
WGER-FM			106.3	Adult Contemporary	W25-54	11.7	2	6.6
WSGW-AM			790	News Talk	P12+	9.1	1	9.1
WTCF-FM			100.5	Contemporary Hit Radio	W18-34	4.8	6	1.6
WTLZ-FM			107.1	Urban AC	P25-54	5.2	7	5.6
WCEN-FM			94.5	Country	P25-54	9.4	2	7.2

								30.1
Myrtle Beach, SC	156	167
WRNN-FM			99.5	News/Talk	P25-54	5.9	5
WYAV-FM			104.1	Classic Rock	M25-54	12.6	1	4.6
WKZQ-FM			101.7	Active Rock	M18-34	22.4	1	5.5
WMYB-FM			92.1	Adult Contemporary	W25-54	14.1	1	7.5
WQJM-AM			1450	News/Talk Sports	P25-54	—	—	0.6

								24.0
Lubbock, TX	159	180
KLLL-FM			96.3	Country	P25-54	12.8	1	12.2
KMMX-FM			100.3	Hot Adult Contemporary	W25-44	7.8	3	6.3
KONE-FM			101.1	Classic Rock	M25-54	9.9	4	6.3

								24.8
Canton, OH	167	129
WHBC-FM			94.1	Adult Contemporary	W25-54	20.9	1	11.5
WHBC-AM			1480	Full Service	P25-54	7.5	3	14.1

								25.6
Erie, PA	171	164
WRTS-FM			103.7	Contemporary Hit Radio/Top-40	W18-49	24.1	1	12.5
WRKT-FM			100.9	Classic Rock	M25-54	14.0	2	7.5
WFGO-FM			94.7	Oldies	P25-54	10.4	3	8.8
WFNN-AM			1330	Sports	M25-54	3.0	9	1.3
WJET-AM			1400	News/Talk	P25-54	3.8	8	5.0
WRPL-FM			93.9	Active Rock	M18-34	22.6	1	7.2

								42.3
Decatur, IL	260	266
WSOY-FM			102.9	Hot Adult Contemporary	W25-44	16.7	1	9.2
WCZQ-FM			105.5	Rhythmic CHR	P18-34	9.7	3	3.8
WDZQ-FM			95.1	Country	P25-54	9.4	3	10.0
WSOY-AM			1340	News/Talk/Sports	P25-54	7.8	4	12.3
WDZ-AM			1050	Urban Adult Contemporary	P25-54	10.9	1	10.0

								45.3

(1)     Reflects the radio station’s share among all radio station signals received in that market
(2)     P=Persons; M = Men; W = Women.
(3)     Stations are simulcast.

Wilmington, Delaware.  Wilmington is the 76th ranked MSA and the 78th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $26.1 million, of which we had a 25.7% share.  According to BIA’s Financial Network, Inc.’s Radio Market Report 2002, radio advertising revenue in Wilmington grew at a compound rate of 4.5% during the five-year period ended December 31, 2002.

The Wilmington market has a population of approximately 655,800.  Our signal in Wilmington also reaches Philadelphia, including many of its affluent suburban communities.  WJBR-FM has been the number one or two rated station in the Wilmington market for the last five years.  In addition, WJBR’s citygrade signal over the metropolitan Philadelphia area enables us to attract advertisers seeking to reach residents in Philadelphia’s affluent suburbs.

Reno, Nevada.  Reno is the 128th ranked MSA and the 87th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $23.1 million, of which we had a 15.1% share.  Radio advertising revenue in Reno grew at a compound rate of 8.3% during the five-year period ended December 31, 2002.

The Reno market has a population of approximately 399,200, which has historically grown faster than the national average.  We have capitalized on Reno’s rapid population growth and popularity as a vacation destination, and believe that our high quality adult programming will enable us to increase our market share and revenue.  Reno continues to present an attractive opportunity due to higher than average population growth.

Greenville-New Bern-Jacksonville, North Carolina.  Greenville-New Bern-Jacksonville is the 84th ranked MSA and the 96th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $23.1 million, of which we had a 35.5% share.  Radio advertising revenue in Greenville grew at a compound rate of 3.3% during the five-year period ended December 31, 2002.

The Greenville-New Bern-Jacksonville market is the largest market that Arbitron covers in terms of geographic area and has a population of approximately 586,000.  We operate ten stations in the market, including WRNS-FM, the leading regional country music station in the market.  In 2001, we repositioned four stations in the market WERO-FM, WKOO-FM, WQSL-FM and WXQR-FM, thereby achieving improved ratings and revenue.  We expect our improved position to help us continue to capitalize on the significant growth opportunities in Greenville-New Bern-Jacksonville.

Saginaw-Bay City-Midland, Michigan is the 130th ranked MSA and the 118th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $19.1 million, of which we had a 47.6% share.  Radio advertising in Saginaw grew at a compound rate of 3.5% during the five-year period ended December 31, 2002.

The Saginaw-Bay City-Midland market has a population of approximately 403,300 and is a local vacation destination for Michigan and the surrounding states.  While the acquired stations have enabled us to achieve a leading position in the market in terms of ratings and revenue, we believe the market presents the opportunity for further development and growth.  WCEN-FM recently moved into a leading position in its target demographic and WSGW-AM has been mid-Michigan’s leading news/talk and sports station for more than 25 years.

Myrtle Beach, South Carolina.  Myrtle Beach is the 167th ranked MSA and the 156th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $12.5 million, of which we had a 28.0% share.  Radio advertising revenue in Myrtle Beach grew at a compound rate of 6.6% during the five-year period ended December 31, 2002.

The Myrtle Beach market has a population of approximately 257,100.  Myrtle Beach is one of the fastest growing cities on the east coast of the United States and is a major vacation destination.  Subsequent to entering the market in July 2000, we changed some of the formats and signals in our Myrtle Beach stations and in the fall of 2002 became the market leader in ratings and revenue.

Lubbock, Texas.  Lubbock is the 180th ranked MSA and the 159th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $12.2 million, of which we had a 27.1% share.  Radio advertising revenue in Lubbock grew at a compound rate of 3.2% during the five-year period ended December 31, 2002.

The Lubbock market has a population of approximately 244,100.  One of our stations, KLLL-FM, is the leading country station in the market, and home to the top-rated morning show in the market, a position we have held for the last several years.  In 2002, our three station cluster of country, adult contemporary and classic rock formats were ranked one, three and four, respectively, in their target demographic groups.

Canton, Ohio.  Canton is the 129th ranked MSA and the 167th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $11.2 million, of which we had a 63.4% share.  Radio advertising revenue in Canton grew at a compound rate of 3.1% during the five-year period ended December 31, 2002.

The Canton market has a population of approximately 407,900.  We believe that Canton represents a significant growth opportunity for our business because the market is not home to any major television broadcasting station.  As a result, the competition for local advertising spending in on-air broadcast space is limited.  Our two stations are Canton’s leading radio group in terms of revenue and ratings.

Erie, Pennsylvania.  Erie is the 164th ranked MSA and the 171st ranked radio market in the United States based on estimated 2002 radio advertising revenue of $11.3 million, of which we had a 60.2% share.  Radio advertising revenue in Erie grew at a compound rate of 2.1% during the five-year period ended December 31, 2002.

The Erie market has a population of approximately 281,200.  We have established our six stations as the leading radio cluster in the market in terms of rating and revenue.  Since entering the market in 2000, we have acquired an additional FM station, secured an additional AM frequency and consolidated three sites into one facility to streamline our operations and reduce costs.

Decatur, Illinois.  Decatur is the 266th ranked MSA and the 260th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $4.7 million, of which we had a 57.5% share.  Radio advertising revenue in Decatur grew at a compound rate of 3.8% during the five-year period ended December 31, 2002.

The Decatur market has a population of approximately 114,500.  WSOY-AM, which commenced broadcasting in 1946, is one of the leading news/talk and agricultural information stations in the market.  Since acquiring our stations in 2000, we changed the format of WDZ-AM from agricultural to urban, and WCZQ-FM from country to rhythmic contemporary targeting African-American and younger audiences, which we believe were previously underserved by Decatur’s existing radio stations.

The following chart sets forth certain information about the radio stations we own and operate in unrated suburban markets.

Market/Station	Frequency	Format	Target Demographic(1)

Suburban Chicago
Aurora, IL
WERV-FM	95.9	Classic Hits	P25-54
Crystal Lake, IL
WAIT-AM	850	News/Talk	P35-64
WZSR-FM	105.5	Adult Contemporary	W25-54
Joliet, IL
WBVS-FM	100.7	Classic Rock	M25-54
WLLI-FM	96.7	Active Rock	M18-34
WJTW-FM	93.5	Adult Contemporary	W25-54
WJOL-AM	1340	News/Talk/Sports	P25-54
Kenosha, WI/Waukegan, IL
WIIL-FM	95.1	Adult Rock	M18-49
WXLC-FM	102.3	Hot Adult Contemporary	W25-44
WKRS-AM	1220	News/Talk/Sports	P25-54
WEXT-FM	104.7	Country	P25-54
WLIP-AM	1050	Adult Standards	P35-64
Suburban Dallas
Sherman-Denison-Ardmore
KLAK-FM	97.5	Adult Contemporary	W25-54
KMKT-FM	93.1	Country	P25-54
KMAD-FM	102.3	Classic Rock	M25-54
KKAJ-FM	95.7	Country	P25-54
KVSO-AM	1240	Sports/Talk	M25-54
KTRX-FM	92.7	Classic Rock	M25-54
KYNZ-FM	106.7	Hot Adult Contemporary	W18-49

(1)     P = Persons; M = Men; W = Women

Suburban Chicago.  Chicago is the third ranked MSA and the third ranked radio market in the United States based on estimated 2002 radio advertising revenue of $560.8 million.  Radio advertising revenue in Chicago grew at a compound rate of 8.8% during the five-year period ended December 31, 2001.  The markets that comprise suburban Chicago are currently non-rated; however,seven of our twelve stations have achieved ratings in metropolitan Chicago.

The Chicago suburban markets we serve have an aggregate population of approximately 3.7 million, representing approximately $48.2 billion in retail sales.  The proximity of our cluster to Chicago attracts advertisers seeking to reach listeners during their daily commutes, as well as in the local communities where they are making purchases.  Our suburban Chicago network consists of 12 stations strategically clustered in four distinct local markets in the greater-Chicago area: Aurora, Crystal Lake, Joliet and Kenosha/Waukegan.

Suburban Dallas (Sherman-Denison-Ardmore).  Dallas is the 5th ranked MSA and the 5th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $403.2 million.  Radio advertising revenue in Dallas grew at a compound rate of 11.0% during the five-year period ended December 31, 2001.  Sherman-Denison-Ardmore, an outlying suburb of northern Dallas and Fort Worth, is currently a non-rated market.

The Sherman-Denison-Ardmore market includes (i) Lake Texoma, a popular vacation and recreation area in northern Texas, (ii) Sherman-Denison, a fast-growing metropolitan area north of Dallas and (iii) Ardmore, Oklahoma, immediately north of the Lake Texoma area in Southern Oklahoma.  The Sherman-Denison-Ardmore market has an aggregate population of approximately 295,000.  Dallas is one of the fastest growing metropolitan centers in the United States and is expanding northward to the suburban markets that we serve.  We plan to significantly increase our local sales efforts in the Sherman-Denison-Ardmore market by increasing our sales staff at our newly acquired stations.  In addition, our newly acquired stations allow us to provide advertisers full market coverage.

Advertising Sales

In each of the radio markets we serve, we invest heavily in recruiting and training a large local sales organization to effectively serve our existing and prospective advertising clients.  We believe that having the largest and most skilled sales organization in each of our markets will improve our revenue share, advertising rates and sellout percentages.  We seek to develop individual performance goals with each of our salespeople and implement compensation programs and enhanced accountability systems to increase productivity and revenues.  We have quarterly objectives for each of our salespersons.

Our market sales force solicits local and regional advertising for each of our markets.  We employ Interep and Katz Media Group as our national advertising representative to solicit and service our national advertising clients.

Upon the acquisition of a radio station or cluster of radio stations in a new market, our salespeople and sales trainees are initially compensated by salary and commissions.  As our salespeople gain experience in their markets and become familiar with our standards and accountability systems, we compensate them exclusively with commissions.

The sales organization in each of our markets is configured to complement the formats of our stations, the number of our stations, our air-time inventory, and the relative size of that market.  For example, in Erie, Pennsylvania, a separate sales staff focuses on our two AM radio stations while four other sales staffs focus on each FM radio station.  In this market, the small geographic area allows a salesperson to focus on selling one radio station across the entire marketplace.  As a result, each FM radio station has a separate dedicated sales staff.  The AM stations have similar customers and target demographics and are, therefore, packaged together.  In Greenville-New Bern-Jacksonville, North Carolina, we also have four sales staffs.  However, due to the large geographic area covered by our ten radio stations and the format configuration of those stations, it is more advantageous to package certain stations together for each sales staff.  In this sales structure, a salesperson will often be responsible for generating sales on three or even four radio stations.  In the Chicago suburban markets, we have a unique strategy whereby (i) we package each of our twelve stations together for one sales staff targeting regional and national customers, and (ii) we have eight local sales staffs targeting local advertisers in the suburban communities served by these stations.

Our revenue mix between local and national advertising varies significantly by market.  Currently, across all of our markets approximately 90% of our advertising revenue is local and approximately 10% is national.  We believe local advertising represents a more stable revenue source than national advertising.  However, we consider national advertising important because it generally commands a higher dollar rate for each advertising spot than local advertising.

In selected markets where we have created station clusters with a particularly broad audience reach, such as suburban Chicago, we are developing or intend to develop regional advertising networks to enable advertisers to cost-effectively capture more listeners meeting their targeted demographics than they could by purchasing spot advertising on each station.  In suburban Chicago, for example, our sales teams offer advertising on some or all of our twelve stations in that cluster to local, regional, or national advertisers.  We believe this strategy will enhance the value of our stations to advertisers and enable us to build incremental advertising revenues.

In 2002, no single advertising customer accounted for more than 10% of our consolidated radio broadcasting or total revenues.

Programming

We believe that compelling, live local programming is critical to the success of our radio stations.  Within each of our network clusters, we target diverse demographic groups with a broad range of programming formats, including rock, adult contemporary, oldies, news/talk, country and alternative.  We believe that this diversity of programming formats enables advertisers to target their audiences more accurately by selecting one or more stations on which to broadcast their commercials.

We generally broadcast live local programming daily during the peak listening hours of 6 a.m. to 8 p.m.  We design the overall mix of each station’s programming to fit the station’s specific format, to target specific demographic audiences and to serve its local community.  In determining the format for each of our stations, our station managers, together with our vice president of programming, consider local demographics and programming history to identify programming gaps within the specific market.  In addition, we evaluate whether filling a programming gap would generate sufficient listenership to achieve desired revenue levels.

Outdoor Advertising Division

Products

We seek to offer advertisers a range of outdoor advertising products and we continually assess opportunities to complement our existing portfolio with new products.  Our inventory of outdoor advertising products consists of both traditional outdoor displays and alternative displays, including:

•

Bulletins, which are large advertising faces, range in size from 14 feet high and 48 feet long to 20 feet high and 60 feet long.  Advertisements are typically made of a durable computer printed vinyl that is either wrapped to the billboard face or affixed with a self-adhesive backing.  The bulletins are strategically placed in high traffic locations, typically along interstate highways.  Billboard structures are durable, have long useful lives and do not require substantial maintenance.

•

Wall displays, which are located on the sides of buildings and range in size from 14 feet high and 14 feet long to 60 feet high and 60 feet long.  These advertisements are made from computer generated vinyl.  We generally place these displays in large metropolitan areas with substantial amounts of traffic.  These displays are durable, have long useful lives and require nominal maintenance.

•

8-sheet posters, which are generally 6 feet high and 12 feet wide.  Advertisements are applied to a display face by means of a pre-pasted silkscreen or lithographed paper sheets.  We generally place these displays on high- to medium-traffic streets in metropolitan areas.

•

Indoor displays located in retail locations, such as restaurants, gas stations, bars, retail stores, health clubs and sporting arenas.  We install a variety of displays, typically located in restrooms and dressing rooms and above gas pumps.  Because these displays are viewed by specific demographic groups in an isolated environment, they represent a unique opportunity for advertisers to more effectively target these groups.

We have more than 1,900 bulletins and wall displays and approximately 3,900 8-sheet posters.  In addition, we have exclusive arrangements with national and local retailers, including restaurant and bar chains and retail stores, to operate indoor advertising displays in more than 2,900 alternative display sites.

Although our outdoor advertising business focuses primarily on bulletins, 8-sheet posters, wall displays and indoor displays, we also offer a limited number of additional products, including 30-sheet posters and bus shelter displays.

The following table sets forth selected information about traditional outdoor advertising markets among the top fifty ranked markets in which we operate.

Traditional Outdoor Display Market	Market Rank	# of Bulletins	# of Walls	# of Posters

New York/New Jersey	1	113	18	2,008
San Francisco	4	—	30	—
Philadelphia	5	—	—	930
Baltimore	20	379	—	126
Hartford	46	154	—	144
All other	NA	1,229	—	708

Total		1,875	48	3,916

The following table sets forth selected information about our alternative outdoor advertising markets.

Alternative Display Market	Market Rank	# of Locations	# of Displays

New York	1	397	1,926
Los Angeles	2	226	1,309
Chicago	3	170	1,195
Washington, DC	4	85	178
San Francisco	5	71	409
Philadelphia	6	139	538
Boston	7	97	305
Detroit	8	150	1,065
Dallas	9	165	882
Houston	10	86	474
Atlanta	11	132	597
Miami	12	58	154
Seattle	13	248	1,325
Phoenix	14	34	80
Minneapolis/St. Paul	15	381	3,173
Cleveland	16	79	448
San Diego	17	—	—
St. Louis	18	71	375
Denver	19	—	—
San Juan, PR	20	—	—
All other	21 or higher	343	1,261

Total		2,932	15,694

Advertising Sales

National advertising in most of our markets currently comprises approximately 30% of our total outdoor advertising sales.  We believe that local advertisers represent a largely untapped market with significant growth potential, and we intend to increase the percentage of local outdoor advertising sales to improve our overall occupancy rates by opening local sales offices in those markets where we establish a critical mass of local inventory.

Our traditional outdoor salespeople have strong ties with the advertising community and have local market experience, which we believe will enable us to quickly identify and take advantage of new opportunities for building display sites.

We have alternative advertising sales offices in New York, Seattle, San Francisco, Hartford and Minneapolis.  Although

we generally employ at least one sales representative in each office who is dedicated exclusively to national sales, we encourage our sales representatives to develop national, regional and local accounts to maximize occupancy rates and advertising revenues.

Our customer contracts with local advertisers typically range from four to twelve months for bulletins and from one to twelve months for poster and alternative displays.  National advertisers for our outdoor advertising products generally enter into contracts for one to three months.  In addition, advertisers occasionally purchase advertising to promote particular events.

As of December 31, 2002, the average occupancy rate of our bulletins across all of our traditional outdoor markets was approximately 71%.  Although we seek to improve both pricing and occupancy across our markets, we emphasize different goals according to the particular characteristics of each market.  We typically enter into contracts with our advertisers to place advertisements in numerous displays at a particular site and we price our displays according to the product type, location and number of displays covered by a contract.

In 2002, no single advertising customer accounted for more than 10% of our consolidated outdoor advertising or total revenues.

Site Leases

We believe that obtaining attractive sites for our displays is critical to generating advertising sales and building our business.  Currently, most of our traditional outdoor displays are located on leased properties; in some instances, however, we purchase the premises on which our display is located or we rely on an easement to use the property.  Most of our leases have terms of 10 to 20 years.  We also are developing new sites in our existing markets.  However, we generally do not begin construction on a new site until we have pre-sold a certain amount of advertising for that site and expect the new site to achieve our targeted rate of return.

We lease indoor display sites under exclusive agreements with either corporate customers, individual franchisees or local proprietors.  Most of our alternative display sites are subject to revenue sharing provisions, under which we typically retain 80% to 90% of the revenue.  Our leases typically have terms of three to five years.

In each of our outdoor advertising markets, we have real estate teams focused on developing new sites.  Our director of real estate oversees real estate and lease development, including regulatory issues, across our markets.  Our local real estate managers are focused on achieving competitive lease rates on attractive sites in each of our markets.

In early 2003, we entered into an agreement with Loews Theatres to place indoor advertising in their theatres in the top 20 MSAs.  We believe the addition of this inventory and the distribution outlet it provides will create a significant opportunity to expand our alternative advertising business.

Installation and Maintenance

Each of our advertisers pays the production cost of its displays.  While our national customers generally provide their own advertisements, we often assist our local customers in creating or procuring their advertisements.  We use two or three printers in each market to create alternative displays, and we have an in-house art department based in Minneapolis that produces alternative displays for our local advertisers.  We obtain frames produced specially for our displays from third party vendors and then assemble the displays in Minneapolis before we ship them to the installation sites.

We generally employ third party contractors to paint and post our traditional outdoor advertisements.  Our sales force inspects the displays weekly to ensure that the advertisements are both clean and well lit.  Depending on the market, we have or employ third party maintenance crews to regularly monitor and maintain the displays.  In most of our markets, we are able to guarantee our advertisers a maximum 48-hour period in which we can replace damaged displays.  Our crews also change displays in our 8-sheet posters and alternative displays at regular intervals in accordance with some of our customer contracts.

During 2002, we successfully restructured our operations in the alternative advertising business to create a more variable installation and maintenance cost structure.  This change in structure has reduced our exposure to revenue fluctuations and enhanced the profitability of our alternative advertising operations.

Employees

As of December 31, 2002, we had a staff of approximately 558 full-time employees and 344 part-time employees.  We believe that our relations with our employees are good.

Seasonality

Our business experiences seasonal revenue fluctuations due primarily to fluctuations in advertising expenditures by local and national advertisers, with revenues typically being the lowest in the first calendar quarter.  In addition, the operating results of certain of our radio stations in any period may be affected by advertising and promotional expenditures that do not necessarily produce revenues in the period in which the expenditures are made.

Geographic Information

Since our inception, all of our assets have been located in the United States and all of our revenues have been generated from transactions originating in the United States.

Competition

The out-of-home media industry is highly competitive.  Our out-of-home media properties compete for advertising revenues within their respective markets with other out-of-home media properties, as well as with other forms of local media such as newspapers, magazines, network and cable television, the Internet and direct mail.

Radio Broadcasting Division.  The success of each of our radio stations depends largely upon audience ratings and share of the overall advertising revenue within a market.  Our stations compete for listeners and advertising revenue directly with other radio stations within their respective markets.  Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group.  In addition, each radio station competes on the basis of management experience, the station’s local audience share in its market, transmitter power, assigned frequency, local program acceptance and the number of other radio stations and other advertising media in the market area.

The radio broadcasting industry is subject to competition from new or developing media technologies.  For example:

•

cable television operators have introduced a service commonly referred to as “cable radio” which provides cable television subscribers with several high-quality channels of music, news and other information;

•	direct satellite broadcast television and satellite radio broadcast companies are supplying subscribers with several high quality music channels;

•	the Internet offers new and diverse forms of program distribution;

•	satellite digital audio radio technology, initially developed for automotive applications, could result in new high quality satellite radio services; and

•	the introduction of in-band on-channel digital radio and new low-power FM radio could provide radio services in the same bandwidth currently occupied by traditional FM and AM radio services.

The Federal Communications Commission, or FCC, has adopted licensing and operating rules for satellite delivered audio and awarded two licenses for this service in April 1997.  Satellite delivered audio may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/or national audiences.  Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards.  We cannot predict what other matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

Outdoor Advertising Division.  In each of our outdoor advertising markets, we face competition from a wide variety of in-home media, including broadcast and cable broadcasting, print media and direct mail marketers, as well as other out-of-home media.  We compete primarily on the basis of the location of our displays and, to a lesser extent, on the cost-per-thousand impressions.  According to the OAAA and industry reports, the traditional outdoor advertising industry is highly fragmented, with over 1,000 companies operating approximately 200,000 advertising displays.  Similarly, the alternative advertising industry is highly fragmented and characterized by a large number of local operators, many of whom focus on particular products, including products that we currently offer or intend to offer.

On a national level, we compete with a small number of major outdoor advertising companies such as Clear Channel Communications, Viacom Outdoor and Lamar Advertising Co., as well as with other small and mid-sized operators.  In each of our markets, we compete primarily on the basis of advertising rates, the locations in which we have displays, and the quality of our customer service.  Many of our competitors have greater experience and more established customer relationships than we have in the markets in which we currently operate or in which we seek to operate.  We believe we will be able to compete effectively upon entering new markets on the strength of our existing national advertising accounts.  Moreover, we believe our strong emphasis on developing local relationships and expertise will enable us to secure attractive sites at competitive rates and to develop long-term advertising relationships in each of our markets.

Government Regulation

Radio Licensing and Regulation

The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices.  The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC.  Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	determines the particular frequencies, locations and operating power of stations;

•	issues, renews, revokes and modifies station licenses;

•	determines whether to approve changes in ownership or control of station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly affect the ownership, operation and employment practices of stations.

The FCC is authorized to impose penalties for violations of its rules or the Communications Act, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, nonrenewal of licenses and the revocation of operating authority.

FCC Licenses.  Radio stations operate pursuant to renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years.  A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending.  During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public.  The FCC is required to hold hearings on a station’s renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity.  If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application.  Only after a license renewal application is denied will the FCC accept and consider competing applications for the vacant frequency.  Historically, the FCC has generally renewed licenses.  We have no reason to believe that our licenses will not be renewed in the ordinary course, although we cannot assure you that any or all of our licenses will be renewed.  The non-renewal of one or more of our licenses could have a material adverse effect on our business.

Transfer or Assignment of Licenses.  The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC.  In determining whether to grant such approval, the FCC considers a number of factors pertaining to the licensee and the proposed licensee, including:

•	compliance with the various rules limiting common ownership of media properties in a given market;

•	the character of the licensee and those persons holding attributable interests in the licensee; and

•	history of compliance with the Communications Act’s limitations on alien ownership, as well as compliance with other FCC regulations and policies.

To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC.  If the application involves a substantial change in ownership or control, for example, the transfer or acquisition of 50.0% or more of the voting stock, the application must be placed on public notice for not less than 30 days during which time petitions to deny or other objections against the application may be filed by interested parties, including members of the public.  These types of petitions are filed from time to time with respect to proposed acquisitions.  If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant.  The FCC usually has an additional ten days to set aside the grant on its own motion.  An application that does not involve a substantial change in ownership or control (a “pro forma application”) is not subject to the public notice and 30-day petition to deny procedure.  The pro forma application is nevertheless subject to informal objections that may be filed against it at any time until the FCC acts on the application.  When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of control of the broadcast license to any party other than the assignee or transferee specified in the application.

Multiple Ownership Rules.  The Communications Act and FCC rules and policies impose specific limits on the number of commercial radio stations an entity can own in a single market.  These rules and policies may preclude us from acquiring certain stations we might otherwise seek to acquire.  The rules and policies also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other stations.  The local radio ownership rules are as follows:

•	in markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

•	in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

•	in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

•

in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50.0% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.

The FCC is presently considering proposed changes to the method of counting market radio stations for purposes of the local radio ownership rules.  One proposal would eliminate from the total number of radio stations in a market all radio stations to be owned by the purchaser after the acquisition is consummated.  The FCC has deferred taking action on acquisitions potentially affected by this proposal until finalization of the rule changes.

The FCC has adopted policies providing for special review of a proposed transaction that raises competitive concerns.  The FCC uses a “50/70” revenue test to identify these applications.  Specifically, an application proposing a radio station combination having 50% or more of the revenue in an Arbitron metropolitan market or an application that will result in two station owners controlling stations having 70% or more of the revenue in an Arbitron metropolitan market is placed on public notice with a special legend inviting public comment on the application’s impact on competition and diversity in the market.  In the past, the FCC has delayed or withheld approval of these applications.  The FCC has introduced a policy of preparing draft actions on these applications within six months after filing.  Applications determined to be ungrantable due to competition or diversity concerns will be designated for hearing or, at the applicant’s option, deferred until after finalization of the rule changes.

The FCC’s revised radio/television cross-ownership rule permits a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, together with one radio station in all markets.  In addition, an owner is permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

•	in markets where 20 media voices will remain, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where 10 media voices will remain, an owner may own an additional three radio stations.

A “media voice” includes each independently owned, full-power television and radio station and each daily newspaper that has a circulation exceeding 5.0% of the households in the market, plus one voice for all cable television systems operating in the market.

In addition to the limits on the number of radio stations and radio/television combinations that a single owner may own, the FCC’s broadcast/newspaper cross-ownership rule prohibits the same owner from owning a broadcast station and a daily newspaper in the same geographic market.

The FCC generally applies its ownership limitations to attributable interests held by an individual, corporation, partnership or other association.  In the case of corporations controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation’s voting stock are generally attributable.  In addition, certain passive investors are attributable if they hold 20.0% or more of the corporation’s voting stock.  The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered “insulated” from “material involvement” in the management or operation of the media related activities of the partnership.  The FCC currently treats limited liability companies like limited partnerships for purposes of attribution.

The FCC has a rule known as the equity-debt-plus rule that causes certain otherwise unattributable creditors or investors to be attributable owners of a station.  Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33.0% of the value of the station’s total debt plus equity.  A major programming supplier includes any programming supplier that provides more than 15.0% of the station’s weekly programming hours.  A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the owner’s interest in the media company is attributable under an FCC attribution rule other than the equity-debt-plus rule.

Alien Ownership Rules.  The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the Communications Act refers to as “aliens,” including any corporation if more than 20.0% of its capital stock is owned or voted by aliens.  In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25.0% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest.  The limited liability company agreement of our indirect parent, NextMedia Investors, LLC, prohibits the ownership, voting and transfer of our capital stock in violation of these FCC restrictions, and limits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits.  The certificate of incorporation authorizes our board of directors to enforce these provisions.

Local Marketing Agreements.  Over the past few years, a number of radio stations have entered into what have commonly been referred to as local marketing agreements.  While these agreements may take varying forms, under a typical local marketing agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with FCC’s rules and policies.  Under these arrangements, separately owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station.  One typical type of local marketing agreement is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

The FCC’s rules provide that a radio station that brokers more than 15.0% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s local radio ownership limits.  As a result, in a market where we own a radio station, we would not be permitted to enter into a local marketing agreement with another radio station in the same market if we could not own the brokered station under the multiple ownership rules, unless our programming on the brokered station constituted 15% or less of the brokered station’s programming time on a weekly basis.  FCC rules also prohibit a broadcast station from duplicating more than 25.0% of its programming on another station in the same broadcast service, that is AM-AM or FM-FM, through a local marketing agreement where the brokered and brokering stations which it owns or programs serve substantially the same area.

Joint Sales Agreements.  Joint sales agreements (“JSAs”) permit broadcasters to sell advertising time on stations owned by others.  In the past, the FCC has declined to consider JSAs as attributable media interests because they do not generally affect programming.  Presently, the FCC is considering revisions to its regulatory treatment of JSAs.  If these revisions ultimately result in the attribution of additional stations in radio markets to us or our attributable owners, we may have to terminate JSAs or take other steps to comply with the FCC’s multiple ownership rules.

Programming and Operations.  The Communications Act requires broadcasters to serve the public interest.  The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license.  A licensee continues to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating this responsiveness.  Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, but listener complaints may be filed at any time.  Complaints are required to be maintained in the station’s public file and generally may be considered by the FCC at any time.  Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act.  Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts and technical operations, including limits on human exposure to radio frequency radiation.

In November 2002, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations.  Under these new equal opportunity rules, radio stations are expected to recruit community-wide for most full time job vacancies.  They must undertake certain long term recruitment and training initiatives and file reports with the FCC on their efforts.

Proposed and Recent Changes.  Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions.  These matters may include:

•	changes in the FCC’s cross-interest, multiple ownership and attribution policies;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting;

•	technical and frequency allocation matters; and

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio.

The FCC has adopted standards for evaluating, authorizing and implementing terrestrial digital audio broadcasting technology, including in-band on-channel technology for AM and FM radio stations.  Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services.  In-band on-channel technology will permit an AM or FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use.  It is unclear what effect digital audio broadcasting regulations will have on our business or the operations of our radio stations.

The FCC has created a new low-power FM (“LPFM”) radio service, which operates at a maximum power of between 10 and 100 watts in the existing FM commercial and noncommercial band.  LPFM stations are used by governmental and nonprofit organizations to provide noncommercial educational programming or public safety and transportation radio services.  No existing broadcaster or other media entity, including us, is permitted to have an ownership interest or enter into any program or operating agreement with any LPFM station.  During the first two years of the new service, applicants must be based in the area that they propose to serve.  Applicants will not be permitted to own more than one station nationwide during the initial two-year period.  After the initial two-year period, entities will be allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide.  A single person or entity may not own two LPFM stations whose transmitters are less than seven miles from each other.  The authorizations for the new stations will not be transferable.

At this time, it is difficult to assess the competitive impact of the LPFM stations.  The LPFM stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, although we cannot be certain of the level of interference that LPFM stations will cause after they begin operating.  Moreover, if LPFM stations are licensed in the markets in which we operate our stations, the low-power stations may compete for listeners.  The LPFM stations may also limit our ability to obtain new licenses or to modify our existing facilities, although FCC engineers have conducted interference testing and have concluded that the new 10-watt power LPFM stations will not produce unacceptable levels of interference to existing FM stations, such as those owned by us.

Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications which are mutually exclusive.  Such procedures may limit our efforts to modify or expand the broadcast signals of our stations.

Federal Antitrust Laws.  The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission and the Department of Justice, may investigate certain acquisitions.  We cannot predict the outcome of any specific FTC or Department of Justice investigation.  Any decision by the FTC or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate an acquisition or to consummate it on terms acceptable to us.

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act requires the parties to file Notification and Report Forms concerning antitrust issues with the FTC and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition.  If the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including restructuring the proposed acquisition or divesting assets.  In addition, the investigating agency could file suit in federal court to enjoin the acquisition or to require the divestiture of assets, among other remedies.  Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the FTC or the Department of Justice under the antitrust laws before or after consummation.  In addition, private parties may under certain circumstances bring legal actions to challenge an acquisition under the antitrust laws.

As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that local marketing agreements, joint sales agreements and other similar agreements customarily entered into in connection with radio station transfers could violate the Hart-Scott-Rodino Act if such agreements take effect prior to the expiration of the waiting period under the Hart-Scott-Rodino Act.  Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Act and has challenged joint sales agreements in certain locations.  The Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny.  However, to date, the Department of Justice has also investigated transactions that do not meet or exceed these benchmarks and has cleared transactions that do exceed these benchmarks.

Regulation of Outdoor Advertising

The outdoor advertising industry is subject to governmental regulation at the federal, state and local levels.  Federal law, principally the Highway Beautification Act of 1965, established incentives for states to implement legislation to restrict billboards located within 660 feet of, or visible from, interstate and primary highways, except in commercial or industrial areas.  Every state has adopted regulations at least as stringent as the provisions of the Highway Beautification Act, including prohibitions on the construction of new billboards adjacent to federally-aided highways and the removal at the owner’s expense and without any compensation of any illegal signs on such highways.  The Highway Beautification Act, and the various state statutes implementing it, require the payment of just compensation whenever government authorities require the removal from federally-aided highways of billboards that have been legally erected and maintained.

Numerous state and local jurisdictions have, in some cases, passed additional and more restrictive regulations on the construction, repair, upgrading, height, size and location of, and, in some instances, content of advertising copy being displayed on outdoor advertising structures adjacent to federally-aided highways and other thoroughfares.  These regulations, often in the form of municipal building, sign or zoning ordinances, specify minimum standards for the height, size and location of billboards.  In some cases, the construction of new billboards or relocation of existing billboards is prohibited.  Some jurisdictions also have restricted the ability to enlarge or upgrade existing billboards, such as converting from wood to steel or from non-illuminated to illuminated structures.  From time to time governmental authorities order the removal of billboards by the exercise of eminent domain.  We may be unable to obtain satisfactory compensation for the government-ordered removal of any of our structures.

Amortization of billboards has also been adopted in varying forms in certain jurisdictions.  Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation.  Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations.  To date, regulations in our markets have not materially affected our operations.

As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations.  Historically, compliance with these laws and regulations has not had a material adverse effect on our business.  There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 6312 S. Fiddlers Green Circle, Suite 360E, Englewood, Colorado 80111.  In each of our radio markets, we typically lease offices, studios and transmitter and antenna sites.  In each of our outdoor advertising markets, we typically lease or have easements on the property on which our billboard and poster displays are located.

No single facility is material to us.  We believe that our facilities are generally in good condition and suitable for our operations.  However, we continually look for opportunities to upgrade our facilities and may do so in the future.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal and other proceedings which are incidental to the conduct of our business. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE O F SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All outstanding shares of our common stock are held by our parent, NextMedia Group, Inc.  As of March 25, 2003, there were 3,000 shares of our common stock outstanding.

We have not paid any cash dividends in respect of our common stock since our inception and we have no present intention to pay any dividends in the foreseeable future. Instead, we intend to retain earnings for working capital and to finance the expansion of our business.  Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other factors, our earnings, financial condition, capital requirements, level of indebtedness and contractual restrictions, including the provisions of our amended senior credit facility and provisions applicable to our 10.75% Senior Subordinated Notes due 2011.

The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would also depend on our financial condition, results of operations, current and anticipated capital requirements, plans for expansion, restrictions under then existing indebtedness and other factors deemed relevant by our board of directors in its sole discretion.

Since our inception, we have not made any sales of equity securities that were not registered under the Securities Act of 1933, as amended.  We have no compensation plans under which our equity securities are authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, for the periods and at the dates indicated, our selected historical and consolidated financial data, in thousands of dollars, except per share data.  You should read this financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements” included in Parts II and IV, respectively, of this Annual Report on Form 10-K.

	Year Ended December 31,

	2000	2001	2002

	(in thousands)
Operating Data:
Net revenues	$39,820	$71,721	$91,330
Operating expenses	25,913	46,819	59,330
Corporate expenses	5,475	8,834	8,116
Depreciation and amortization	4,325	11,053	5,523
Local marketing agreement fees(1)	2,913	20	—
Impairment loss	—	—	(42,956)

Operating income (loss)	1,194	4,995	(24,595)
Interest expense, net	(3,805)	(15,815)	(22,444)
Other income (expense), net	(38)	574	1,370
Income tax expense	—	—	(4,311)
Discontinued operations	(189)	(662)	(3,475)

Net loss	$(2,838)	$(10,908)	$(53,455)

Other Data:
Cash interest expense, net	$3,606	$15,087	$21,188
Cash flows related to:
Operating activities	(3,645)	9,504	(302)
Investing activities	(305,734)	(114,588)	(43,309)
Financing activities	309,436	134,749	27,556
Capital expenditures	1,680	7,077	6,441
Balance Sheet Data (at end of period):
Cash and cash equivalents		$30,501	$14,446
Working capital, excluding cash and cash equivalents		(2,352)	(2,220)
Intangibles assets, net		402,010	376,629
Total assets		499,664	479,985
Total debt		197,102	197,276
Total stockholder’s equity		$282,631	$257,368

(1)

Represents fees associated with operating radio stations prior to acquisition.  Prior to acquisition, we recognize revenues and related expenses following execution of a local marketing agreement.  Upon our acquisition of assets previously operated under a local marketing agreement, we no longer pay the local marketing fees associated with those assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business consists of two out-of-home media divisions: radio broadcasting and outdoor advertising.  Our radio broadcasting business consists of radio stations for which we provide programming and sell on-air advertising time.  Our outdoor advertising business includes traditional outdoor advertising displays, such as bulletins and posters, as well as alternative advertising displays that we install in public locations, including restaurants, health clubs, retail stores and entertainment venues.

Radio Broadcasting Division

We derive our radio broadcast revenues primarily from the sale of advertising time to local and national advertisers.  Our radio division operating expenses consist primarily of employee salaries and commissions, programming expenses, advertising and promotional expenses, rental for studio premises, rental of transmission tower space and music license royalty fees.  We seek to control these expenses by centralizing certain functions, such as finance, accounting, legal, human resources and management information systems and the overall programming management function and by requiring adherence to strict cost controls at the station level.

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

The radio broadcast industry typically experiences seasonal revenue fluctuations due primarily to fluctuations in advertising expenditures by local and national advertisers, with revenues typically being the lowest in the first calendar quarter of each year.  A radio station’s operating results in any period also may be affected by advertising and promotional expenditures that do not necessarily produce revenues in the period in which the expenditures are made.

Outdoor Advertising Division

We derive our outdoor advertising revenues primarily through contracts with local and national advertisers.  Our outdoor division operating expenses consist primarily of employee salaries and commissions, rental of sites for advertising displays, costs for the installation of advertising frames, maintenance and shipping costs, printing of advertisements and production costs.

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

We estimate the number of impressions delivered by an outdoor display, for example, by estimating the number of individuals viewing the site during a defined period.  We apply a similar formula for determining advertising rates for our other display products.  Because roadside bulletin displays are large and generate a higher number of impressions than other outdoor products, advertising rates for bulletins are significantly higher than those for our other outdoor and alternative display products.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, which requires us to make certain estimates and assumptions.  A summary of our significant accounting policies is provided in Note 1 to our consolidated financial statements.  The following section is a summary of certain aspects of those accounting policies that both require our most difficult, subjective or complex judgments and are most important to the portrayal of our financial condition and results of operations.

Acquisitions.  We account for our business acquisitions under the purchase method of accounting as required by Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations.  The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values.  The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill and FCC licenses.  Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.  These estimates and assumptions affect future amortization expense and gains or losses recorded on the sale of properties.

Intangible Assets. We record identified intangible assets with determinable lives at their fair value using our estimates and assumptions.  These estimates and assumptions affect future amortization expense and gains or losses recorded on the sale of properties.  FCC licenses and goodwill represent the excess of cost over the fair value of tangible assets and intangible assets with determinable lives acquired in a business combination.  For indefinite lived intangibles related to acquisition prior to July 1, 2001, amortization was provided on the straight-line method over the estimated useful lives of the related assets, primarily 40 years.

Impairment.  In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which changes the accounting for goodwill and intangible assets with indefinite lives, such as FCC licenses, from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.  The new model requires us to compare the book value of the net assets of each reporting unit (principally our markets) to its estimated fair value.  Determining the fair value of our reporting units requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to, among other items, future cash inflows and outflows, discount rates, market multiples and terminal values.

Bad debt allowance.  We evaluate the collectibility of our accounts receivable based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce receivables to what we believe will be collected.  For all other customers, we recognize reserves based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in collectibility and changes in current economic conditions.

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Judgment is required in determining our provision for income taxes.  Our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities.  We adjust our income tax provision in the period it is probable that actual results will differ from our estimates.  Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

We record a valuation allowance to reduce our deferred tax assets to the amount that is likely to be realized.  While we consider future taxable income, if any, in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period a determination was made.  Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Factors Affecting Comparability

We commenced operations in late-1999 when our predecessor by merger completed its first acquisition.  Our results of operations from period to period are not comparable because of the impact of the various acquisitions and dispositions that we have completed, as well as our rapid build-up in personnel in anticipation of additional acquisitions.  Moreover, our expected growth through acquisitions is likely to continue to limit the comparability of our results of operations.

Results of Operations

The following tables present certain summary historical financial data in dollars and as a percentage of net revenues for the periods indicated on a consolidated basis and for each of our out-of-home media divisions.

	Year Ended December 31,

	2000	%	2001	%	2002	%

	(dollars in thousands)
Consolidated Operating Data:
Net revenues	$39,820	100.0%	$71,721	100.0%	$91,330	100.0
Operating expenses	25,913	65.1	46,819	65.3	59,330	65.0
Corporate expenses	5,475	13.7	8,834	12.3	8,116	8.9
Depreciation and amortization	4,325	10.9	11,053	15.4	5,523	6.0
Local marketing agreement fees	2,913	7.4	20	0.0	—	0.0
Impairment loss	—	0.0	—	0.0	42,956	NM

Operating income (loss)	1,194	3.0	4,995	7.0	(24,595)	NM
Interest expense, net	(3,805)		(15,815)		(22,444)
Other income (expense), net	(38)		574		1,370
Income tax expense	—		—		(4,311)
Discontinued operations	(189)		(662)		(3,475)

Net loss	$(2,838)		$(10,908)		$(53,455)

Radio Broadcasting Operating Data:
Net revenues	$34,111	100.0%	$56,334	100.0%	$64,064	100.0
Operating expenses	20,974	61.5	36,937	65.6	40,065	62.5
Depreciation and amortization	3,914	9.8	9,684	13.5	3,523	3.9
Local marketing agreement fees	2,913	8.5	20	0.0	—	0.0

Segment operating income	$6,310	18.5	$9,693	17.2	$20,476	32.0

Outdoor Advertising Operating Data:
Net revenues	$5,709	100.0%	$15,387	100.0%	$27,266	100.0
Operating expenses	4,939	86.5	9,882	64.2	19,265	70.7
Depreciation and amortization	411	7.2	1,369	8.9	2,000	7.3
Impairment loss	—	0.0	—	0.0	42,956	NM

Segment operating income (loss)	$359	6.3	$4,136	26.9	$(36,955)	NM

Comparison of Fiscal Year 2002 to Fiscal Year 2001

Net Revenues.  Consolidated net revenues increased $19.6 million to $91.3 million in 2002 from $71.7 million in 2001.  Radio net revenues increased $7.8 million to $64.1 million in 2002 from $56.3 million in 2001.  Outdoor advertising net revenues increased $11.9 million to $27.3 million in 2002 from $15.4 million in 2001.  These increases were due primarily to our completion of acquisitions in 2001 and 2002, offset by a difficult advertising environment in the first half of 2002.

Operating Expenses.  Consolidated operating expenses increased $12.5 million to $59.3 million in 2002 from $46.8 million in 2001.  Radio operating expenses increased $3.2 million to $40.1 million in 2002 from $36.9 million in 2001.  Outdoor advertising operating expenses increased $9.4 million to $19.3 million in 2002 from $9.9 million in 2001.  These increases were attributable primarily to our completion of acquisitions in 2001 and 2002.  As a percentage of net revenues, consolidated operating expenses decreased marginally from 65.3% to 65.0%.

Corporate Expenses.  Corporate expenses decreased $700,000 to $8.1 million in 2002 from $8.8 million in 2001.  This decrease was due primarily to reductions in salaries due to organizational changes in the fourth quarter of 2001.   As a percentage of net revenues, corporate expenses declined from 12.3% to 8.9% as we reduced corporate costs despite growth through acquisitions and operations.

Other Operating Expenses.  Consolidated depreciation and amortization decreased $5.6 million to $5.5 million in 2002 from $11.1 million in 2001.  Radio depreciation and amortization decreased $6.2 million to $3.5 million in 2002 from $9.7 million in 2001.  Outdoor advertising depreciation and amortization increased $600,000 to $2.0 million in 2002 from $1.4 million in 2001.  The decrease in radio depreciation and amortization was attributable primarily to the adoption of SFAS 142, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized.  As a result, we ceased the amortization of FCC licenses and goodwill.  The increase in outdoor depreciation and amortization was attributable to the acquisitions during the year which resulted in the addition of depreciable fixed assets and definite lived intangibles which are amortized over their useful lives.

In the fourth quarter, we conducted our annual evaluation of goodwill and identifiable intangible assets pursuant to SFAS 142.  As a result of this evaluation, we recorded a $43.0 million non-cash impairment loss on goodwill related to our outdoor advertising assets.  The non-cash impairment of our goodwill was primarily caused by unfavorable economic conditions in the outdoor advertising markets in which we operated during 2002.  These weak market conditions adversely impacted the cash flow projections used to determine the fair value of our reporting units and resulted in the non-cash impairment of goodwill related to those reporting units.

Interest and Other Income (Expense) Net.  Interest expense, net, increased to $22.4 million in 2002 from $15.8 million in 2001 due to indebtedness incurred in connection with our acquisitions.  Other income (expense), net increased to $1.4 million in 2002 as a result of gains on our interest rate swap arrangements.

Income Tax. In connection with the adoption of SFAS 142 and suspension of amortization of FCC licenses and goodwill, we expected that our deferred tax liabilities would not reverse within our net operating loss carry-forward period.  Accordingly, on January 1, 2002, we recorded a one time non-cash charge of $11,600 to deferred tax expense to establish an additional valuation allowance against our deferred tax assets.  We recorded additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized.

This deferred tax expense was partially offset by the tax benefit associated with the $43.0 million impairment loss on goodwill.  As a result of the impairment loss, a significant portion of our deferred tax liability, resulting from the difference between book and tax amortization of goodwill, was reversed.  Consequently, we recorded a deferred tax benefit of $15.4 million during the fourth quarter offsetting previously recognized expense of $19.7 million.

Discontinued Operations.  In the second quarter of 2002, we entered into an agreement to sell the assets of radio stations, WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in exchange for approximately $5.5 million.  This sale was completed in January 2003.  The assets sold consist primarily of FCC licenses, broadcast equipment and accounts receivable.  We recorded a loss of approximately $3.3 million in discontinued operations in the second quarter for the difference between the carrying value of this reporting unit and the expected proceeds of the sale, less expected selling costs.  No tax benefit was recognized in connection with this loss.  We classified the remaining carrying value of the assets to be sold as held for sale on the balance sheet and the results of operations for this reporting unit have been classified as discontinued operation in all periods presented.  During the year ended December 31, 2002, these assets generated net revenues of approximately $807,000.  Management decided to sell these assets because we believe there are alternative uses of capital which may provide a higher return on investment.

Net Loss.  Consolidated net loss increased $42.6 million to $53.5 million in 2002 from $10.9 million in 2001 as a result of the factors described above.

Comparison of Fiscal Year 2001 to Fiscal Year 2000

Net Revenues.  Consolidated net revenues increased $31.9 million to $71.7 million in 2001 from $39.8 million in 2000.  Radio net revenues increased $22.2 million to $56.3 million in 2001 from $34.1 million in 2000.  Outdoor advertising net revenues increased $9.7 million to $15.4 million in 2001 from $5.7 million in 2000.  These increases were due primarily to our completion of acquisitions in 2000 and 2001.

Operating Expenses.  Consolidated operating expenses increased $20.9 million to $46.8 million in 2001 from $25.9 million in 2000.  Radio operating expenses increased $15.9 million to $36.9 million in 2001 from $21.0 million in 2000.  Outdoor advertising operating expenses increased $5.0 million to $9.9 million in 2001 from $4.9 million in 2000.  These increases were attributable primarily to our completion of acquisitions in 2000 and 2001 and approximately $225,000 in costs associated with organizational changes.  As a percentage of net revenues, consolidated operating expenses increased marginally from 65.1% to 65.3%.

Corporate Expenses.  Corporate expenses increased $3.3 million to $8.8 million in 2001 from $5.5 million in 2000.  This increase was due primarily to higher salary, office and administrative costs made necessary by the higher volume of business and administration resulting from increased infrastructure requirements associated with our numerous acquisitions in 2000 and 2001.  As a percentage of net revenues, corporate expenses declined from 13.7% to 12.3%.

Other Operating Expenses.  Consolidated depreciation and amortization increased $6.8 million to $11.1 million in 2001 from $4.3 million in 2000.  Radio depreciation and amortization increased $5.8 million to $9.7 million in 2001 from $3.9 million in 2000.  Outdoor advertising depreciation and amortization increased $1.0 million to $1.4 million in 2001 from $411,000 in 2000.  These increases were due primarily to the acquisition of radio stations and outdoor advertising business in 2000 and 2001.  Local marketing agreement fees decreased from $2.9 million to $20,000 in 2001 due to a reduction in radio acquisitions preceded by local marketing agreements.  Upon our acquisition of assets previously operated under a local marketing agreement, we no longer pay the associated local marketing agreement fees.

Interest and Other Income (Expense) Net.  Interest expense, net, increased to $15.8 million in 2001 from $3.8 million in 2000 due to indebtedness incurred in connection with our acquisitions.  Other income (expense), net increased to $574,000 in 2001 as a result of gains on asset dispositions during the year.

Net Loss.  Consolidated net loss increased $8.1 million to $10.9 million in 2001 from $2.8 million in 2000 as a result of the factors described above.

Liquidity and Capital Resources

Sources and Uses of Funds

Our cash and cash equivalents balance at December 31, 2002 was approximately $14.4 million compared to $30.5 million at December 31, 2001.  The decrease was due primarily to acquisitions, capital expenditures and financing costs partially offset by cash from operations and previously committed equity capital contributions.

Net cash provided by (used in) operating activities was $(302,000) and $9.5 million in 2002 and 2001, respectively.  The decrease in our net cash provided by operating activities was due primarily to the incurrence of additional indebtedness and the related interest expense and growth in accounts receivable and other working capital due to acquisitions completed during 2001 and 2002.  During the second half of 2002 and January 2003, we completed several acquisitions funded substantially with equity contributions, which we expect to have a positive impact upon ongoing cash from operations.

As of December 31, 2002 we had net operating loss carry forwards of approximately $68.5 million, which are available to reduce future federal and state income taxes.  The federal net operating loss carry forwards begin to expire at various times commencing in 2020.

Net cash provided  by financing activities was $27.6 million and $134.7 million in 2002 and 2001, respectively.  Net cash used in investing activities was $43.3 million and $114.6 million in 2002 and 2001, respectively.  These cash flows primarily reflect borrowings, capital contributions and expenditures for acquisitions and dispositions.

We use a significant portion of our capital resources to consummate acquisitions.  Through December 31, 2002, we funded our acquisitions from the following sources: equity capital contributions of approximately $327.0 million from NextMedia Investors, funded by equity investments from several private investment funds and our senior management, and aggregate borrowings of approximately $200.0 million.  We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing.  There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

In July 2001, GS Capital Partners 2000, L.P. and related funds committed to contribute $75.0 million to NextMedia Investors in exchange for Class A membership interests in NextMedia Investors.  GS Capital Partners 2000 and its related funds agreed to make contributions over time, pursuant to the Second Amended and Restated Limited Liability Company Agreement of NextMedia Investors to enable us to fund investments and, so long as the leverage ratio (as defined in our senior credit facility) is not less than 6.0 to 1.0, to enable us to pay certain costs and expenses relating to our operations and to repay any indebtedness.  In January 2003, we received the final $27.1 million of the original commitment.

On July 31, 2000, we entered into a $125.0 million revolving senior credit facility.  Amounts available under the senior credit facility begin decreasing quarterly, commencing in October 2003.  The senior credit facility bears interest at floating rates and matures on July 31, 2007.  In connection with the offering of our 10.75% Senior Subordinated Notes due 2011, the total loan commitments under the senior credit facility were reduced to $100.0 million.  Pursuant to the sixth amendment to the senior credit facility, the total loan commitments under the senior credit facility were reduced to $75.0 million, the interest rates payable thereunder were adjusted to provide for an increased interest rate based on the aggregate principal amount of debt outstanding from time to time under the facility, and certain financial covenants related to senior leverage, total leverage and interest coverage were relaxed.  Amounts available for borrowing under the senior credit facility are determined based on certain leverage requirements.

The credit facility amendments discussed above became effective on January 6, 2003 in connection with the completion of the previously announced acquisition of four FM radio stations and one AM radio station operating in the Saginaw/Bay City/Midland, Michigan market from Wilks Broadcasting, LLC for $55.5 million.  We financed $26.0 million of the purchase price with borrowings under the senior credit facility, and funded the balance with the remainder of the previously committed equity contributions.

On January 31, 2003, we completed our purchase of three additional FM stations and one additional AM station as an add-on to our existing stations in the Sherman/Dennison, Texas and Ardmore, Oklahoma market for $5.5 million.  Simultaneously, we completed the disposition of five radio stations in the Panama City, Florida market for approximately $5.5 million.

In February 2003, we completed the acquisition of certain outdoor advertising assets in New Jersey for approximately $4.7 million.  We funded this acquisition with proceeds from additional borrowings under the senior credit facility.

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits.  Under the senior credit facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense.  As of December 31, 2002, we were in compliance with all of these covenants.  After taking into account our restrictive covenants, as of March 1, 2003, we had approximately $10.0 million of borrowing capacity on our credit facility.

Capital expenditures in the year ended December 31, 2002 decreased to $6.4 million from approximately $7.1 million for the year ended December 31, 2001 due to reduced expenditures for the consolidation of radio broadcasting facilities.  The following table sets forth our capital expenditures for the twelve months ended December 31, 2002.  Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures.  Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations.  Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

Twelve Months Ended December 31, 2002

(in thousands)
Recurring	$1,489
Non-recurring	1,017
Revenue producing	3,935

Total capital expenditures	$6,441

On July 5, 2001, we completed an offering of $200.0 million of our 10.75% senior subordinated notes due 2011.  Under the terms of the notes, semi-annual interest payments of approximately $10.8 million are due January 1 and July 1 of each year.  The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of December 31, 2002, we were in compliance with all these covenants.

The following table sets forth future payments due under our debt and lease obligations as of December 31, 2002 (in thousands):

	10¾% Senior Subordinated Notes(1)	Non-Cancellable Operating Leases	Total

2003	—	$6,035	$6,035
2004	—	5,016	5,016
2005	—	4,564	4,564
2006	—	3,811	3,811
2007 and thereafter	200,000	24,487	224,487

	$200,000	$43,913	$243,913

(1)	In each year from 2003 through 2010, we will make semi-annual cash interest payments of $10,750.

We believe that cash from operations, together with available borrowings under our senior credit facility, will be sufficient to permit us to meet our financial obligations and to fund our existing operations for the foreseeable future.

On November 7, 2002, Standard & Poor’s Ratings Services placed our B+ corporate credit rating on credit watch with negative implications.  If we were downgraded by Standard & Poor’s, our ability to raise capital on acceptable terms or at all could be impaired.

Inflation

To date, our results of operations have not been affected materially by inflation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FASB) No. 143, Accounting for Asset Retirement Obligations (SFAS 143).  SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset.  SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002.  We are required to adopt this statement in the first quarter of 2003.  Management does not believe adoption of this statement will materially impact our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145).  SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  SFAS 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Management does not believe the adoption of this statement will have a material impact on our financial position, cash flows of results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146,  Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employees Terminations Benefits and Other Costs to Exit an Activity.  It also substantially nullifies EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination.  SFAS 146 is effective for exit or disposal activities after December 31, 2002.  Management does not believe that the adoption of this statement will materially impact our financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN  45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  We adopted the disclosure requirements of FIN 45 for our 2002 financial statements.  Management does not believe that adoption of the initial recognition and initial measurement requirements of FIN 45 will materially impact our financial position or results of operations.

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148).  SFAS 148 amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition to SFAS 123 fair value method of account for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant account policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method.  As we do not have stock-based employee compensation, SFAS 148 has no impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003.  FIN 46 must be applied to variable interests in variable interest entities created before February 1, 2003 beginning in the first interim period beginning after June 15, 2003.  Management does not believe that adoption of FIN 46 will materially impact our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In January 2002, we entered into two interest rate swap agreements pertaining to debt under our senior credit facility with an aggregate notional amount of $75.0 million.  Pursuant to the swap arrangements, we will pay interest on the notional amount at a floating rate based on LIBOR and we will receive a fixed rate of 10.75% on the notional amount until the expiration of the agreements in January 2004.  For every 0.5% increase in interest rates, we would experience an increase of approximately $375,000 in annual interest expense and, to the extent that the three month LIBOR plus 7.3% exceeds 10.75% in the future, we would be required to pay amounts in excess of the fixed payments we receive under the swap arrangements.  We will recognize quarterly income or expense to record the swap arrangements at fair value.

Our remaining long-term debt has a fixed interest rate.  Consequently, we do not believe we are currently exposed to any material interest rate or market risk in connection with our remaining long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, directors and senior officers and their respective ages and positions are as follows:

Name	Age	Position

Carl E. Hirsch	56	Director, Executive Chairman of the Board
Steven Dinetz	56	Director, President and Chief Executive Officer
Sean Stover	40	Senior Vice President and Chief Financial Officer
Samuel “Skip” Weller	47	President and Co-Chief Operating Officer of the Radio Division
Jeffrey Dinetz	44	Executive Vice President and Co-Chief Operating Officer of the Radio Division
Jim Matalone	41	President and Chief Operating Officer of the Outdoor Division
Schuyler Hansen	35	Chief Accounting Officer, Treasurer and Assistant Secretary
Matthew Leibowitz	52	Secretary
Steven M. Smith	38	Vice President-Finance

Carl E. Hirsch has been our Executive Chairman of the Board since our inception and Executive Chairman of the Board of NextMedia Investors LLC since its inception.  From February 1997 to March 1999, Mr. Hirsch was President and Chief Executive Officer of OmniAmerica, Inc., a broadcast and telecommunications tower company.  From January 1991 to February 1997, Mr. Hirsch was the Chairman and Chief Executive Officer of OmniAmerica Group, a multimarket radio station group operator.

Steven Dinetz has been our President and Chief Executive Officer since our inception and President and Chief Executive Officer of NextMedia Investors LLC since its inception.  From October 1998 to March 1999, Mr. Dinetz was the President and Chief Operating Officer of Capstar Broadcasting Company.  From 1993 to 1997, Mr. Dinetz was President and Chief Executive Officer of Chancellor Broadcasting.

Sean Stover has been our Senior Vice President and Chief Financial Officer since our inception.  From October 1996 to November 1999, Mr. Stover was a partner in the mergers and acquisitions practice of PricewaterhouseCoopers LLP.  Mr. Stover has an MBA from Northwestern University’s Kellogg Graduate School of Business.

Samuel “Skip” Weller has been President and Co-Chief Operating Officer of our radio division since our inception.  From September 1998 to October 1999, Mr. Weller was retired.  From January 1996 to September 1998, Mr. Weller was Executive Vice President and Regional Manager for Chancellor Media Corporation and AMFM, Inc., overseeing 24 radio stations in Denver, Phoenix, Pittsburgh, Long Island and Sacramento.

Jeffrey Dinetz has been the Executive Vice President and Co-Chief Operating Officer of our radio division since January 2001.  From October 1997 to December 1999, Mr. Dinetz was a Vice President and Regional Manager of the midwestern markets of Connoisseur Communications.  From January 1996 to September 1997, he was Vice President and General Manager of WHTZ-FM for Chancellor Broadcasting Company.  Jeffrey Dinetz is the nephew of Steven Dinetz.

Jim Matalone has been the President and Chief Operating Officer of the outdoor division since February 2001.  From April 1999 to May 2000, Mr. Matalone served as the Chief Operating Officer of Advantage Outdoor Inc. From October 1996 to April 1999, Mr. Matalone served as the Northeast Regional Manager for Universal Outdoor Holdings.  From April 1994 to September 1996, Mr. Matalone served as general manager for Trade Advantage, a division of PLA, an outdoor advertising company.

Schuyler Hansen has been our Treasurer, Chief Accounting Officer and Assistant Secretary since September 2001.  From July 1999 to September 2000, Mr. Hansen was Senior Vice President and Chief Accounting Officer of AMFM Inc., formerly Chancellor Broadcasting Company.  Prior to that, Mr. Hansen was a Director in the mergers and acquisitions practice of PricewaterhouseCoopers LLP.  Mr. Hansen has an MBA from the University of Texas at Austin Graduate School of Business.

Matthew Leibowitz has been our Secretary since our inception.  Since 1981, Mr. Leibowitz has run the law firm of Leibowitz & Associates, P.A., which he founded.  Mr. Leibowitz has a J.D.  from the University of Miami School of Law.

Steven M. Smith has been our Vice President of Finance since our inception.  From February 1997 to March 1999, Mr. Smith was the Vice President of Finance and Assistant Secretary for OmniAmerica, Inc. From January 1992 to February 1997, Mr. Smith was Vice President of Finance for OmniAmerica Group.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the year ended December 31, 2002, the compensation paid to the chief executive officer and the other four most highly-paid executives in 2002.  We have not granted any stock options.

	Annual Compensation

Name and Principal Position	Year	Salary	Bonus

Carl E. Hirsch	2002	$300,000	$—
Executive Chairman of the Board	2001	300,000	100,000
	2000	300,000	150,000
Steven Dinetz	2002	300,000	—
President and Chief Executive Officer	2001	300,000	100,000
	2000	300,000	150,000
Sean Stover	2002	275,000	175,000
Senior Vice President and Chief Financial Officer	2001	270,833	130,000
	2000	250,000	175,000
Samuel Weller	2002	275,000	175,000
President and Co-Chief Operating Officer of	2001	270,833	130,000
the Radio Division	2000	250,000	175,000
Jeffrey Dinetz	2002	260,000	160,000
Executive Vice President and CO-Chief Operating	2001	258,333	100,000
Officer of the Radio Division	2000	250,000	125,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our parent company, NextMedia Group, Inc., owns 100% of our outstanding shares of common stock.  NextMedia Group, Inc. is a wholly owned subsidiary of NextMedia Investors LLC.

The following table sets forth the amount of NextMedia Investors LLC membership interests beneficially owned by our directors as of March 25, 2002.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Class A	Carl E. Hirsch	12.2 million of membership interests, direct	3.8%
Class B		13.6 units, direct	25.6%
Class A	Steven Dinetz	12.2 million of membership interests, direct	3.8%
Class B		13.6 units, direct	25.6%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NextMedia Investors Limited Liability Company Agreement
NextMedia Investors was established pursuant to a limited liability company agreement, dated as of February 28, 2000, and amended and restated as of April 17, 2000 and as of June 13, 2001.  The NextMedia Investors limited liability company agreement provides for three classes of membership interests: Class A, Class B and Class C membership interests.

The Class A members consist of Thomas Weisel Capital Partners, L.P., Weston Presidio Capital III, LP, Alta Communications VIII, LP, GS Capital Partners 2000, LP, PNE Media LLC and their respective affiliates, Steven Dinetz, Carl E. Hirsch and certain of the other Class B members listed below.  Under the terms of the agreement, each Class A member has made capital contributions to fund investment opportunities.

The Class B members consist of Steven Dinetz, Carl E. Hirsch, Samuel Weller, Jeffrey Dinetz, Sean Stover, Schuyler Hansen, Allen Stieglitz, Steven Smith, Matthew Leibowitz, James Matalone, Scot McArtor, Bruce Washburn and Michael Morrill. Approximately 53.0 percent of the authorized Class B membership interests are currently issued and outstanding.  The Class B

Members are not required to make capital contributions to NextMedia Investors in their capacity as Class B members.

Under the terms of the agreement, NextMedia Investors may issue non-voting Class C membership interests.  Currently there are thirteen Class C members representing an aggregate deemed capital contribution of approximately $10.0 million.  The Class C members are not required to make additional capital contributions to NextMedia Investors.

In the event that NextMedia Investors makes any distribution, the distribution will be paid first to certain Class A and Class C members based on a formula set forth in the agreement, generally until such members have recovered their total contributions.  A portion of the excess over amounts contributed by Class A and Class C members in addition to a portion of the excess over amounts contributed by Class A members and Class C members prior to June 13, 2001 and before the distribution of other contributed amounts will be distributed to the Class B members based on a formula set forth in the agreement, and the Class A members and Class C members will be entitled to the remaining amounts.  In general, the portion to be received by the Class B members, which will be allocated among them in proportion to their respective Class B membership interests, will equal approximately 13.7% with respect to capital contributed or committed as of the date hereof.  This percentage will decline in accordance with the terms of the agreement in the event that additional equity is contributed after the date hereof.

Under the terms of the limited liability company agreement, the board of directors of NextMedia Investors shall be comprised of nine seats, two of which may be designated by Thomas Weisel Capital Partners, two of which may be designated by the holders of the Class B interests who are Management Members (as such term is defined in the NextMedia Investors limited liability company agreement), one of which may be designated by Weston Presidio Capital, one of which may be designated by Alta Communications, two of which may be designated by GS Capital Partners.  The board seats designated by GS Capital Partners are nonvoting

Financial Advisory Agreement
Each of NextMedia Group, Inc., our direct parent, and NextMedia Outdoor, Inc., our subsidiary, was a party to a Financial Advisory Agreement, dated as of March 6, 2000, with the Class A members of NextMedia Investors and certain members of our management, including Carl E. Hirsch, Steven Dinetz, Sean Stover, Samuel Weller, Allen Stieglitz, Steven Smith and Jeffrey Dinetz, under which NextMedia Group and NextMedia Outdoor retained each of these parties to provide financial advisory services in connection with transactions.  In exchange for services provided under the agreement, NextMedia Group or NextMedia Outdoor, as applicable, agreed to pay the advisors a cash fee representing an aggregate of 1.0% of the value of any transaction valued at $10.0 million or more.  The advisors agreed to share in any such compensation as provided in the agreement.  In 2000, NextMedia Group accrued an aggregate of $2.6 million in fees under the agreement, which were subsequently waived and treated as a capital contribution.  The agreement was terminated as of June 13, 2001, and no further fees are payable thereunder.

Management Notes
To fulfill their capital commitments under the NextMedia Investors amended and restated limited liability company agreement, each of Carl E. Hirsch and Steven Dinetz executed a promissory note, dated as of December 31, 2000, in the amount of $173,460, payable to NextMedia Investors.  The notes bear interest at a maximum rate of 7% per annum and mature on December 31, 2005.  Each note is secured by, among other things, the rights of the borrower thereunder in the Class A membership interests of NextMedia Investors and the dividends or distributions from those membership interests.

To secure their obligations under the promissory notes, each of Messrs. Hirsch and Dinetz entered into a pledge agreement with NextMedia Investors, also dated as of December 31, 2000.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1. Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

2. Financial Statement Schedules. None.

3. Exhibits:

Exhibit Number	Description

3.01*	Certificate of Incorporation of NextMedia Operating, Inc.
3.02*	Certificate of Amendment to the Certificate of Incorporation of NextMedia Operating, Inc.
3.03*	Bylaws of NextMedia Operating, Inc.
4.01*

Indenture dated as of July 5, 2001 between NextMedia Operating, Inc., the Guarantors named therein and U.S. Bank Trust Company, N.A., as trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2011.

4.02*	Form of 10 3/4% Senior Subordinated Note due 2011 (included in Exhibit 4.1).
4.03*

Registration Rights Agreement dated June 28, 2001, among NextMedia Operating, Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc., CIBC World Markets Corp. and Thomas Weisel Partners LLC.

4.04+

Supplemental Indenture, dated as of March 13, 2002, to be effective as of July 5, 2001, among Crickett Ltd. and Chesapeake Outdoor Enterprises, Inc., each as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

4.05+

Supplemental Indenture, dated as of August 30, 2002, among NextMedia Northern Colorado, Inc., as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

10.01*

Credit Agreement, dated as of July 31, 2000, by and among NextMedia Group, Inc., NextMedia Operating, Inc., a guarantor thereunder, the lenders party thereto and Bankers Trust Company as Administrative Agent.

10.02*

First Amendment to the Credit Agreement, dated as of December 13, 2000, among NextMedia Group, Inc., NextMedia Operating, Inc., NextMedia Group II, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.03*

Second Amendment to the Credit Agreement, dated as of May 14, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.04*

Third Amendment and Consent to the Credit Agreement, dated as of June 22, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.05*

Fourth Amendment to the Credit Agreement, dated as of December 20, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.06+

Fifth Amendment to the Credit Agreement, dated as of June 25, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.07**

Sixth Amendment to the Credit Agreement, dated as of October 15, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.08*	Asset Purchase Agreement, dated as of August 16, 1999, among NextMedia Group, LLC and Rambaldo Communications, Inc., Rambaldo AM Communications, Inc. and Rambaldo AM Broadcasting Company.
10.09*	Asset Purchase Agreement, dated as of October 1, 1999, between NextMedia Group, LLC and Empire Broadcasting System LLP.
10.10*	Asset Purchase Agreement, dated as of October 2, 1999, between NextMedia Group, LLC and Styles Broadcasting of Alabama, Inc.
10.11*	Asset Purchase Agreement, dated as of October 21, 1999, between NextMedia Group, LLC and The Jet Broadcasting Co., Inc.
10.12*	Asset Purchase Agreement, dated as of November 18, 1999 among NextMedia Outdoor, L.L.C., Promote It, Inc. d/b/a Gas Station Advertising Network and Jim and Lori Baxter.
10.13*	Asset Purchase Agreement, dated as of November 20, 1999, between NextMedia Group, LLC and Wilmington WJBR-FM, L.L.C.

Exhibit Number	Description

10.14*	Asset Purchase Agreement, dated as of December 6, 1999, between NextMedia Group, LLC and Salt Broadcasting LLC.
10.15*

Asset Purchase Agreement, dated as of February 11, 2000, among NextMedia Group, LLC and Pinnacle Broadcasting Company, Inc., WSOY Decatur, Inc., Pinnacle Southeast, Inc., Pinnacle Myrtle Corp., Atlantic Towers, Inc., El Paso and Lubbock, Inc., WFXC & WDUR, Inc., and Pinnacle S.C., Inc.

10.16*	Asset Purchase Agreement, dated as of February 16, 2000 between NextMedia Group, LLC and Hirsch Broadcasting Group, LP.
10.17*	Asset Purchase Agreement, dated as of February 22, 2000, among NextMedia Group, LLC and Lake Broadcasting, Inc. and Red River Radio, Inc.
10.18*	Asset Purchase Agreement, dated as of May 11, 2000, between NextMedia Group, Inc. and AJ Indoor Advertising, Inc.
10.19*	Asset Purchase Agreement, dated as of June 15, 2000, between NextMedia Group, Inc. and Beaverkettle Company.
10.20*	Asset Purchase Agreement, dated as of June 30, 2000, between NextMedia Operating, Inc. and Belvidere Broadcasting, L.P.
10.21*	Asset Purchase Agreement, dated as of June 30, 2000, between NextMedia Operating, Inc. and Pride Communications, LLC.
10.22*

Asset Exchange Agreement, dated as of August 31, 2000, among NextMedia Operating, Inc. and Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and the Myrtle Beach Stations Trust.

10.23*	Asset Purchase Agreement, dated as of August 31, 2000, between Myrtle Beach Stations Trust and Fidelity Broadcasting Corporation.
10.24*	KLAK-FM Option Agreement, dated as of October 10, 2000, among First Broadcasting Company, L.P., NextMedia Licensing, Inc. and NextMedia Operating, Inc.
10.25*	Asset Purchase Agreement, dated as of December 28, 2000, among NextMedia Group II, Inc., NextMedia Licensing, Inc., Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc.
10.26*	Asset Purchase Agreement, dated as of January 1, 2001, among NextMedia Operating, Inc. and NextMedia Licensing, Inc. and Radioworks, Inc., WFVR, Inc. and WKKD, Inc.
10.27*	Asset Purchase Agreement, dated as of January 31, 2001, among NextMedia Outdoor, Inc. and CityVision, LLC, CityVision Connecticut, LLC and CityVision Massachusetts, LLC.
10.28*	Asset Purchase Agreement, dated as of January 31, 2001, between NextMedia Operating, Inc. and Fairview Radio, Inc.
10.29*

Amendment No. 1 to the Asset Exchange Agreement, dated April 30, 2001, among NextMedia Operating, Inc. and Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and the Myrtle Beach Stations Trust.

10.30*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Great Advertising, LLC.
10.31*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Great Outdoor, Inc.
10.32*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Media Displays, Inc.
10.33*	Contribution and Purchase and Sale Agreement, dated as of June 13, 2001, among NextMedia Investors, LLC, NextMedia Outdoor, Inc. and PNE Media, LLC.
10.34*

Amendment No. 2 to Asset Purchase Agreement, dated as of August 7, 2001, among NextMedia Outdoor, Inc. and CityVision, LLC, CityVision Mid-America, LLC, CityVision Connecticut, LLC and CityVision Massachusetts, LLC.

10.35*	Asset Purchase Agreement, dated as of October 16, 2001, among Capital Advertising, Inc., Capital Media II, Inc., and Capital Outdoor, Inc. and NextMedia.
10.36*	Asset Purchase Agreement, dated as of October 26, 2001 between Sailing Billboards Outdoor Media, LLC and NextMedia Outdoor, Inc.
10.37*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Carl E. Hirsch.
10.38*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Steven Dinetz.
10.39*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Sean Stover.
10.40*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Samuel Weller.

Exhibit Number	Description

10.41*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Jeffrey Dinetz.
10.42*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Steven Smith.
10.43*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Schuyler Hansen.
10.44*	Employment Agreement, dated as of March 6, 2000, between NextMedia Outdoor, Inc., NextMedia Group, Inc. and James Matalone.
10.45*	Employment Agreement, dated as of March 6, 2000, between NextMedia Outdoor, Inc., NextMedia Group, Inc. and Scot McArtor.
10.46+	Purchase Agreement, dated as of October 30, 2002, by and among Wilks Broadcasting, LLC, Wilks License Co. LLC, NextMedia Operating, Inc. and NM Licensing LLC.
21.1+	List of subsidiaries of NextMedia Operating, Inc.
99.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Incorporated herein by reference to our Registration Statement on Form S-4/A, dated April 8, 2002.

**	Incorporated herein by reference to our quarterly report on Form 10-Q, dated November 14, 2002.

(b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTMEDIA OPERATING, INC.
(Registrant)

By:	/s/ STEVEN DINETZ

Steven Dinetz, President and Chief Executive Officer
Date:	March 26, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL E. HIRSCH	Executive Chairman of the Board,	March 26, 2003

Carl E. Hirsch

/s/ STEVEN DINETZ	Director, President and Chief	March 26, 2003
Executive Officer
Steven Dinetz	(Principal Executive Officer)

/s/ SEAN R. STOVER	Senior Vice President, Chief	March 26, 2003
Financial Officer and Treasurer
Sean R. Stover	(Principal Financial Officer)

/s/ SCHUYLER HANSEN	Vice President and Chief	March 26, 2003
Accounting Officer
Schuyler Hansen	(Principal Accounting Officer)

INDEX TO EXHIBITS

4.04

Supplemental Indenture, dated as of March 13, 2002, to be effective as of July 1, 2001, among Crickett Ltd. and Chesapeake Outdoor Enterprises, Inc., each as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

4.05

Supplemental Indenture, dated as of August 30, 2002, among NextMedia Northern Colorado, Inc., as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and US Bank National Association, as trustee.

10.06

Fifth Amendment to the Credit Agreement, dated as of June 30, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.46	Purchase Agreement, dated as of October 30, 2002, by and among Wilks Broadcasting, LLC, Wilks License Co. LLC, NextMedia Operating, Inc. and NM Licensing LLC.

21.1	List of Registrant’s Subsidiaries.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of
NextMedia Operating, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of NextMedia Operating, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill in 2002, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
February 27, 2003

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2001	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$30,501	$14,446
Accounts receivable, net of allowance for doubtful accounts of $1,209 and $1,248, respectively	13,604	14,407
Prepaid expenses and other current assets	2,129	2,225

Total current assets	46,234	31,078
Property and equipment, net	40,844	53,103
Other assets	10,576	13,674
Goodwill, net	148,297	131,802
FCC licenses, net	252,544	243,867
Other intangibles, net	1,169	960
Assets held for sale	—	5,411

Total assets	$499,664	$479,895

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$2,284	$2,481
Accrued expenses	15,116	15,740
Deferred revenue	676	622
Other	9	9

Total current liabilities	18,085	18,852
Long-term debt	197,102	197,276
Deferred tax liability	—	4,311
Other long-term liabilities	1,846	2,088

Total liabilities	217,033	222,527

Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock, no par value, 3,000 shares authorized, issued and outstanding, respectively	1	1
Additional paid-in capital	297,244	325,436
Accumulated deficit	(14,614)	(68,069)

Total stockholder’s equity	282,631	257,368

Total liabilities and stockholder’s equity	$499,664	$479,895

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years ended December 31,

	2000	2001	2002

Gross revenue	$42,926	$76,936	$99,047
Less: agency commissions	3,106	5,215	7,717

Net revenue	39,820	71,721	91,330
Operating expenses	25,913	46,819	59,330
Corporate expenses	5,475	8,834	8,116
Depreciation and amortization	4,325	11,053	5,523
Local marketing agreement fees	2,913	20	—
Impairment loss	—	—	42,956

Total operating expenses	38,626	66,726	115,925

Operating income (loss)	1,194	4,995	(24,595)
Other income (expense):
Interest expense, net	(3,805)	(15,815)	(22,444)
Other income (expense)	(38)	574	1,370

Loss from continuing operations before taxes	(2,649)	(10,246)	(45,669)
Provision for income taxes	—	—	(4,311)

Loss from continuing operations	(2,649)	(10,246)	(49,980)
Discontinued operations (Note 2):
Loss from discontinued operations (including loss on disposal of $3,272 for the year ended December 31, 2002)	(189)	(662)	(3,475)

Net loss	$(2,838)	$(10,908)	$(53,455)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Dollars in thousands)

	Common Stock		Membership Interests	Additional Paid-in Capital	Accumulated Deficit	Total

	Shares	Amount

Balance, January 1, 2000	—	$—	$300	$—	$(868)	$(568)
NextMedia Operating, Inc.:
Issuance of shares	1,000	1	—	—	—	1
NextMedia Group II, Inc.:
Issuance of Class A shares	1,500,010	15	—	—	—	15
Issuance of Class B shares	1,500,000	15	—	—	—	15
Merger of NextMedia Outdoor LLC into NextMedia Group II, Inc. (Note 1)	—	—	(300)	300	—	—
Capital contributions from Parent, net	—	—	—	211,757	—	211,757
Net loss	—	—	—	—	(2,838)	(2,838)

Balance, December 31, 2000	3,001,010	31	—	212,057	(3,706)	208,382
Merger of NextMedia Group II, Inc. into NextMedia Group, Inc. (Note 1)	(3,000,010)	(30)	—	30	—	—
Issuance of shares in connection with merger (Note1)	2,000	—	—	—	—	—
Capital contributions from Parent, net	—	—	—	85,115	—	85,115
Vesting of Parent company Class B membership units	—	—	—	42	—	42
Net loss	—	—	—	—	(10,908)	(10,908)

Balance, December 31, 2001	3,000	1	—	297,244	(14,614)	282,631
Capital contributions from Parent, net	—	—	—	28,113	—	28,113
Vesting of Parent Company Class B membership units	—	—	—	79	—	79
Net loss	—	—	—	—	(53,455)	(53,455)

Balance, December 31, 2002	3,000	$1	$—	$325,436	$(68,069)	$257,368

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,

	2000	2001	2002

Cash Flows From Operating Activities
Net loss	$(2,838)	$(10,908)	$(53,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,600	11,379	5,572
Non-cash interest expense	199	728	1,256
Provision for bad debt expense	853	1,773	1,034
Non-cash compensation expense	—	42	79
Loss/(Gain) on sale of properties	—	(1,354)	3,321
Unrealized (gain) loss on interest rate swap	—	—	(1,853)
Provision for deferred taxes	—	—	4,311
Impairment loss	—	—	42,956
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,047)	(3,385)	(2,143)
Prepaid expenses and other assets	(1,445)	(1,035)	(214)
Accounts payable	884	728	(372)
Accrued expenses	3,104	11,325	(741)
Deferred revenue	(12)	234	(54)
Other current liabilities	2,057	(23)	1

Net cash provided by (used in) operating activities	(3,645)	9,504	(302)

Cash Flows From Investing Activities
Purchase of equipment	(1,680)	(7,077)	(6,441)
Payments for acquisitions, net of cash acquired	(305,054)	(112,953)	(38,449)
Proceeds from sale of properties	1,000	5,442	1,581

Net cash used in investing activities	(305,734)	(114,588)	(43,309)

Cash Flows From Financing Activities
Proceeds from Senior Subordinated Notes	—	197,020	—
Proceeds from revolving credit facilities	135,049	18,000	—
Repayment of revolving credit facilities	(29,442)	(124,945)	—
Equity capital contributions from Parent, net	206,488	53,465	28,113
Payments of financing related costs	(2,872)	(8,408)	(711)
Other	213	(383)	154

Net cash provided by financing activities	309,436	134,749	27,556

Net increase in cash and cash equivalents	57	29,665	(16,055)
Cash and cash equivalents at beginning of period	779	836	30,501

Cash and cash equivalents at end of period	$836	$30,501	$14,446

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$3,282	$5,742	$22,318

Taxes	$—	$—	$—

Non-Cash Investing and Financing Activities:
Liability for purchase price earn-out	$3,595	$—	$—

Capital contribution of financial advisory services	$2,600	$—	$—

Capital contribution in the form of broadcasting property	$3,000	$—	$—

Capital contribution in the form of outdoor advertising assets	$—	$31,650	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.      Organization and Summary of Significant Accounting Policies

The Company

          NextMedia Operating, Inc. and its subsidiaries (the “Company”), operates two advertising media segments: (1) a group of radio broadcast stations in fifteen small and mid-sized markets and (2) an outdoor advertising business.

          The Company is a wholly-owned subsidiary of NextMedia Group, Inc, which in turn is wholly-owned by  NextMedia Investors LLC, (the “Parent”) an investment partnership formed by Thomas Weisel Merchant Banking Partners, Weston Presidio Capital, Alta Communications, Inc., GS Capital Partners 2000 L.P. and management of the Company.

          The consolidated financial statements include the accounts of NextMedia Operating, Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

          Prior to January 10, 2001, the operations of the Company took place through three entities, NextMedia Operating, Inc., and its subsidiaries, NextMedia Group II, Inc. and NextMedia Outdoor LLC.  NextMedia Group II, Inc. and NextMedia Outdoor LLC were effectively controlled by NextMedia Operating, Inc. based on its ownership of 99.99% of the economic interest of NextMedia Group II, Inc. and NextMedia Outdoor LLC and the existence of common management.  By January 10, 2001, NextMedia Group II, Inc. and NextMedia Outdoor LLC were merged into NextMedia Operating, Inc. Accordingly, the results for 2001 have been consolidated.  Amounts included in these financial statements for periods prior to January 10, 2001 represent the combined financial position, operating results and cashflows of these three companies.

          NextMedia Operating, Inc. was formed in early 2000.  NextMedia Group II, Inc. was formed in late 1999 (as NextMedia Group, LLC and converted to NextMedia Group II, Inc. in early 2000).  NextMedia Outdoor LLC was formed in late 1999.  We commenced operations in late 1999 with our acquisition of an 80% interest in GSA Network, an outdoor advertising company, for $300.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.

Reclassifications

          Certain prior year amounts have been reclassified in order to conform with the current year presentation.

Revenue Recognition

          The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin 101.  The primary source of the Company’s radio revenues is the sale of broadcasting time for local, regional and national advertising.  The primary source of the Company’s outdoor/indoor display advertising revenue is the sale of signage space.  Revenues for radio broadcasting advertisements are recognized when the commercial is broadcast.  Revenues for outdoor/indoor sign advertising contracts are recognized ratably over the period in which advertisement displays are posted in the display units.  Payments received in advance of billings are recorded as deferred revenue and recognized over the remaining period of the contract, generally less than one year in duration.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(continued)

Trade Agreements

          The Company trades commercial air time and display advertising for goods and services used principally for promotional, sales and other business activities.  An asset and liability are recorded at the fair market value of the goods or services received.  Trade revenue is recorded and the liability relieved when commercials are broadcast or displayed and the trade expense is recorded and the asset relieved when goods or services are received or used.  The net trade asset or liability is included in current assets or liabilities in the accompanying financial statements. The Company recognized trade revenue and expense in the indicated periods as follows:

	Years ended December 31,

	2000	2001	2002

Trade revenue, included in gross revenue	$1,981	$3,934	$5,238
Trade expense, included in operating expenses	1,668	3,763	5,301

Cash Equivalents

          For purposes of the accompanying consolidated statement of cash flows, the Company considers liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

Accounts receivable

          Accounts receivable are recorded at cost, net of allowance for doubtful accounts of $1,209 and $1,248 as of December 31, 2001 and 2002, respectively.  The Company evaluates the collectibility of its accounts receivable based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce receivables to what it believes will be collected.  For all other customers, the Company recognizes reserves based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in collectibility and changes in current economic conditions.  The allowance for doubtful accounts is reconciled as follows for the years indicated:

	Years ended December 31,

	2001	2002

Allowance for doubtful accounts—opening balance	$783	$1,209
Provision for bad debt expense	1,773	959
Write-offs	(1,347)	(920)

Allowance for doubtful accounts—closing balance	$1,209	$1,248

Property and Equipment

          Assets acquired in business combinations are accounted for using the purchase method of accounting and are recorded at their estimated fair value as of the acquisition date.  Property and equipment additions are recorded at cost.  Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets.  Maintenance and repairs are expensed as incurred.

Impairment

          The Company reviews long-lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in income.

Intangible Assets

          The Company records identified intangible assets with determinable lives at their estimated fair value upon acquisition.  FCC licenses and goodwill represent the excess of cost over the fair value of tangible assets and intangible assets with determinable lives.  For indefinite lived intangibles related to acquisitions prior to July 1, 2001, amortization was provided on the straight-line method over the estimated useful lives of the related assets, primarily 40 years.

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  The Company adopted SFAS 141 for all business combinations completed after June 30, 2001, which requires that such business combinations be accounted for under the purchase method.  The Company adopted SFAS 142 at the beginning of 2002 for all goodwill and other intangible assets recognized in the Company’s balance sheet as of January 1, 2002.  This standard changes the accounting for goodwill and intangible assets with indefinite lives, such as FCC licenses, from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges.

          The new impairment model for goodwill and intangible assets with indefinite lives under SFAS 142 requires performance of a two-step test for operations that have goodwill and intangible assets with indefinite lives assigned to them.  First, it requires a comparison of the book value of the net assets to the fair value of the related reporting unit (principally our markets).  The Company estimates fair value by discounting the future cash flows and terminal value of each reporting unit.  The terminal value is estimated based on market prices quoted on public stock exchanges for companies owning similar assets and, the value for which similar assets are sold in publicly disclosed transactions.  If fair value is determined to be less than the net book value of the reporting unit, a second step is performed to compute the amount of impairment. In this process, the fair value of goodwill and intangible assets with indefinite lives is estimated and is compared to its net book value.  Any shortfall of the fair value below net book value represents the amount of goodwill impairment.

Debt Issuance Costs

          Debt issue costs which consist of legal, professional, commissions and financing fees incurred in connection with the issuance of the Senior Subordinated Notes and the Revolving Credit Facility are included in other non-current assets and are being amortized over the term of the related agreements on the interest method.  During the years ended December 31, 2000, 2001 and 2002, the Company recognized interest expense related to amortization of debt issuance costs of approximately $199, $728 and $1,256, respectively.

Concentration of Credit Risks

          In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of diversified customers and the geographic diversification of the Company’s customer base.  The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained.

Local Marketing Agreements

          The Company enters into local marketing agreements (“LMAs”) with respect to certain radio stations it intends to acquire.  The Company operates the stations under the LMA whereby the Company agrees to purchase from the broadcast station licensee certain broadcast time and provide programming to and sell advertising on the stations during the purchased time.  Fees incurred pursuant to LMAs are recognized as operating expenses.  The Company’s financial statements include broadcasting revenues and operating expenses of stations marketed under LMAs.  The LMA terminates upon the closing of the acquisition of the station(s).  The Company operated up to 24 radio stations at one time under such agreements in 2000 with a total of 34 radio stations operated under an LMA at some point during the year ended December 31, 2000.  The company operated four radio stations under LMAs at some point during the year ended December 31, 2001 but did not operate any radio stations under LMAs during the year ended December 31, 2002.

Income Taxes

          Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Derivatives

          Periodically, the Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt.  As each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation, the Company accounts for its swap agreements using the short-cut method in accordance with Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt.  The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are recognized in these consolidated financial statements.

Comprehensive Income

          The Company has adopted Statement of Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130).  SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  There was no difference between the Company’s net loss and its total comprehensive loss in any periods presented.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FASB) No. 143, Accounting for Asset Retirement Obligations (SFAS 143).  SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset.  SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002.  The Company is required to adopt this statement in the first quarter of 2003.  Management does not believe adoption of this statement will materially impact the Company’s financial position or results of operations.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145).  SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  SFAS 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Management does not believe the adoption of this statement will have a material impact on the Company’s financial position, cash flows of results of operations.

          In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146,  Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employees Terminations Benefits and Other Costs to Exit an Activity.  It also substantially nullifies EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination.  SFAS 146 is effective for exit or disposal activities after December 31, 2002.  Management does not believe that the adoption of this statement will materially impact our financial position or results of operations.

          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN  45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The Company adopted the disclosure requirements of FIN 45 for our 2002 financial statements.  Management does not believe that adoption of the initial recognition and initial measurement requirements of FIN 45 will materially impact the Company’s financial position or results of operations.

          On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148).  Statement 148 amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition to SFAS 123 fair value method of account for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant account policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method.  As the Company does not have stock-based employee compensation, the Statement has no impact on the Company’s financial position or results of operations.

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003.  FIN 46 must be applied to variable interests in variable interest entities created before February 1, 2003 beginning in the first interim period beginning after June 15, 2003.  Management does not believe that adoption of FIN 46 will materially impact the Company’s financial position or results of operations.

2.      Acquisitions and Dispositions

          Part of the Company’s operating strategy is to expand through prudent acquisition of broadcasting, outdoor and indoor advertising properties. The Company acquired each of the advertising assets identified below to help achieve this objective. In seeking acquisition opportunities, the Company generally seeks; (i) assets in markets with a demographic propensity for growth (ie. population growth above average, above average growth in retail sales, etc.), (ii) markets where the Company believes it can assemble a group of assets generating over $1,000 in annual cash flow from operations, and (iii) assets in markets where the Company believes it can become a leader in terms of ratings, revenue share, or number of advertising faces. Each of the acquisitions below meets at least one of these criteria.

          As the Company typically negotiates and determine purchase price based on estimated future cash flows generated by the assets acquired, the purchase price of its acquisitions is typically more than the historical cost to construct the assets. As a result, there is generally a residual amount of the purchase price that is assigned to goodwill or FCC license value, depending on the acquisition.

          The Company completed 15 acquisitions during the year ended December 31, 2000 and 12 acquisitions during the year ended December 31, 2001.  The aggregate purchase price for these acquisitions (including acquisition costs) was $313,249 and $141,189, in cash and non-cash capital contributions from the Parent in 2000 and 2001, respectively.  During 2002, we completed six outdoor advertising acquisitions with purchase prices greater than $750 and several smaller outdoor advertising acquisitions with an aggregate purchase price of $2,249.  The aggregate purchase price of our 2002 acquisitions was $37,964 in cash, $28,113 of which was funded with equity contributions from the Company’s Parent made during the year.

          The acquisitions were accounted for by the purchase method of accounting.  As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.  A summary of the transactions is presented below:

Transaction	Date of Acquisition	Purchase Price

2000:
Styles Broadcasting of Alabama, Inc.	31 January	$3,902
Empire Broadcasting System, LLP	23 February	4,756
Wilmington WJBR-FM, LLC	7 March	32,931
Hilltop Church	30 April	1,552
ComStock Communications	30 April	1,553
SALT Broadcasting, Inc.	31 March	7,576
AJ Indoor, Inc.	23 May	19,316
H.S. Lake Broadcasting L.P. and H.S. Red River Radio, L.P.	31 May	14,854
Rambaldo Communications, Inc.	30 June	15,677
Pinnacle Broadcasting Company, Inc.	31 July	76,571
The Jet Broadcasting Co., Inc.	17 August	10,493
Hirsh Broadcasting Group, L.P.	31 July	12,482
Beaverkettle Company	30 September	44,370
Belvidere Broadcasting, L.P.	31 October	9,236
Pride Communications, LLC	31 October	57,980

		$313,249

2001:
CitiVision, Inc.	28 February	$4,206
Cumulus Broadcasting	30 April	2,158
Radioworks	30 April	3,583
KMAD	15 June	562
PNE Media	5 July	92,953
GAESS Outdoor	5 July	10,141
Scenic Outdoor	6 October	161
Fairview Radio	15 October	4,326
Capital Outdoor	16 October	8,951
Sailing Billboards Outdoor Media, LLC	26 October	12,093
AMI, LLC	19 December	855
Onsite Advertising Services, LLC	27 December	1,200

		$141,189

2002:
Philcor Media, LLC	4 January	$1,811
Camden Outdoor, LLC	30 April	1,899
AMI, LLC	12 July	820
Flack Outdoor (acquired 100% of the voting equity interests)	30 August	25,730
Matt Outdoor	Various	4,461
Klein Outdoor Advertising, Inc	Various	1,729
Miscellaneous other acquisitions	Various	1,514

Total:		$37,964

          An allocation of the aggregate purchase prices to the fair values of the assets acquired and liabilities assumed is presented below.

	As of December 31,

	2000	2001	2002

Current assets	$1,983	$—	$337
Property and equipment	24,448	12,836	12,003
FCC licenses	254,585	10,290	178
Goodwill – radio division	13,032	—	—
Goodwill – outdoor division(1)	18,062	118,063	26,466
Non-compete agreements and other	1,898	—	475
Current liabilities	(759)	—	(55)
Deferred tax liability	—	—	(1,440)

	$313,249	$141,189	$37,964

(1) Approximately $31,650 and $13,448 of the goodwill acquired in 2001 and 2002, respectively, is not deductible for tax purposes.

          During the year ended December 31, 2000, the Parent issued its Class C stock to the seller for part of the Rambaldo Communications, Inc. assets, which was valued at $3,000 and contributed these assets to the Company.  The value assigned to the shares of stock issued in connection with the acquisition was determined based on concurrent cash sales of stock.

          During the year ended December 31, 2000, the Company was provided approximately $2,600 of services under a financial advisory services agreement related to acquisitions we had made.  These fees have been recorded in these financial statements as additional costs related to the specific acquisitions.  Amounts due under the agreement were waived and the value of services treated as a capital contribution.

          During the year ended December 31, 2000, as part of the purchase agreement for AJ Indoor, Inc., the purchase price was adjusted for an earn-out based on eight times 2000 pro forma earnings before taxes and interest with addbacks for negotiated terms.  Under this earn-out, the purchase price was increased by $3,595, which was included in goodwill and other current liabilities as of December 31, 2000.  The earnout was paid in 2001.

          In December 2000, the Company sold a radio station in Myrtle Beach, South Carolina for $1,000.  The Company recorded no gain or loss on the sale.

          During the year ended December 31, 2001, the Parent issued its Class C stock to the seller for part of the PNE Media assets, which was valued at $31,650 and contributed these assets to the Company.  The value assigned to the shares of stock issued in connection with the acquisition was determined based on concurrent cash sales of stock.

          In October and November 2001, the Company sold a radio frequency and related radio station assets in Erie, Pennsylvania for an aggregate of $5,442 with a resultant gain of $1,354.

          During the year ended December 31, 2002, the Company sold radio station WKKD-AM located in Aurora, Illinois for approximately $800.  The Company received additional proceeds of approximately $781 in connection with the disposition of various non-core assets and pieces of real property.

          In the second quarter of 2002, we entered into an agreement to sell the assets of radio stations, WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in exchange for approximately $5,500 in cash.  This sale was completed in January 2003.  The assets sold consist primarily of FCC licenses, broadcast equipment and accounts receivable.  We recorded a loss of approximately $3,272 in discontinued operations in the second quarter for the difference between the carrying value of this reporting unit and the expected proceeds of the sale, less expected selling costs.  We classified the remaining carrying value of the assets to be sold as held for sale on the balance sheet and the results of operations for this reporting unit have been classified as discontinued operation in all periods presented.  During the year ended December 31, 2002, these assets generated net revenues of approximately $807.  Management decided to sell these assets because we believe there are alternative uses of capital which may provide a higher return on investments.

          Subsequent to certain acquisitions, the Company collects amounts for receivables and other assets, which were not purchased.  Such amounts are remitted periodically to the sellers and the balance of $1,194 as of December 31, 2001 is included in other long-term liabilities.  At December 31, 2002, no such amounts were due to sellers.

          The following unaudited pro forma income statement information has been prepared as if the significant acquisitions made during the years ended December 31, 2001 and 2002 had occurred on January 1, 2001.  The pro forma income statement information is not necessarily indicative of the results, which actually would have occurred if these acquisitions had been consummated on January 1, 2001.

	Years ended December 31,

	2001	2002

Net revenues	$93,106	$101,940
Total expenses	(101,401)	(138,464)

Net loss	$(8,295)	$(36,524)

Net income (loss) before extraordinary items, depreciation and amortization	$3,641	$(31,677)

3.      Prepaid expenses and other current assets

         Prepaid expenses and other current assets consist of the following:

	Years ended December 31,

	2001	2002

Prepaid rent	$852	$1,227
Prepaid insurance, taxes and other	1,277	998

	$2,129	$2,225

4.      Property and Equipment

         Property and equipment consist of the following:

	Depreciable Life	As of December 31,

		2001	2002

Land and improvements	—	$5,161	$5,385
Construction in progress	—	376	935
Buildings and improvements	20	7,927	8,308
Leasehold improvements	10	1,779	1,971
Broadcast equipment	5 – 20	6,757	7,042
Office equipment	7	2,106	1,691
Computer software and systems	3 – 5	951	1,638
Tower and antennae	5 – 20	3,189	3,250
Vehicles	3	988	1,376
Furniture and fixtures	7	1,175	1,176
Advertising displays	3 – 15	15,055	29,461

		45,464	62,233
Less accumulated depreciation		(4,620)	(9,130)

		$40,844	$53,103

          Depreciation expense for the years ended December 31, 2001 and 2002 was $3,530 and $4,975, respectively.

5.      Intangible Assets

          In the first quarter of 2002, the Company completed its transitional assessment of goodwill and other identifiable intangibles in accordance with SFAS No. 142.  The Company believes that FCC licenses are indefinite-lived intangibles under the new standard.  The Company’s transitional assessment did not identify any impairments in goodwill, FCC licenses or any other identifiable intangibles.  Amortization of goodwill and indefinite-lived intangibles ceased upon adoption of SFAS No. 142.

          In the fourth quarter of 2002, the Company conducted its annual evaluation of goodwill and identifiable intangible assets pursuant to SFAS No. 142.  As a result of this evaluation, we recorded a $42,956 non-cash impairment loss on goodwill related to our outdoor advertising assets.  The non-cash impairment of our goodwill was primarily caused by unfavorable economic conditions in the outdoor advertising markets in which we operated during 2002.  These weak market conditions adversely impacted the cash flow projections used to determine the fair value of our reporting units and resulted in the non-cash impairment of goodwill related to those reporting units.

          Intangible assets consist of the following:

	Estimated Useful Life	As of December 31,

		2001	2002

Gross:
FCC licenses	—	$261,524	$252,439
Goodwill	—	149,712	133,217
Definite lived intangibles, primarily non-compete agreements	—	1,970	2,356

		$413,206	$388,012

Less, accumulated amortization:
FCC licenses	—	$(8,980)	$(8,572)
Goodwill	—	(1,415)	(1,415)
Definite lived intangibles, primarily non-compete agreements	1-15	(801)	(1,396)

		$(11,196)	$(11,383)

Net:
FCC licenses	—	$252,544	$243,867
Goodwill	—	148,297	131,802
Definite lived intangibles, primarily non-compete agreements	—	1,169	960

		$402,010	$376,629

          Amortization expense for intangible assets for the years ended December 31, 2001 and 2002 was $7,849 and $597, respectively.  Activity affecting the Company’s indefinite-lived intangibles during 2001 and 2002 is summarized below:

	FCC Licenses	Goodwill

Gross balance at December 31, 2000	$254,426	$31,977
Additions due to acquisition	10,290	118,063
Reductions due to dispositions	(4,731)	—
Other(1)	1,539	(328)

Gross balance at December 31, 2001	261,524	149,712
Accumulated amortization	(8,980)	(1,415)

Net balance at December 31, 2001	$252,544	$148,297

Gross balance at December 31, 2001	$261,524	$149,712
Additions due to acquisition	—	25,077
Reductions due to disposition	(9,263)	(5)
Reduction due to impairment loss	—	(42,956)
Other(1)	178	1,389

Gross balance at December 31, 2002	252,439	133,217
Accumulated amortization	(8,572)	(1,415)

Net balance at December 31, 2002	$243,867	$131,802

(1) Other consists of adjustments to finalize preliminary purchase accounting for acquisitions completed earlier periods.  The Company’s purchase accounting for recent acquisitions is preliminary and subject to receipt of final appraisals.

Definite-lived Intangibles

          We have definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS 142.  These assets consist primarily of non-compete agreements which are amortized over the respective lives of the agreements.  In accordance with the transitional requirements of SFAS 142, we reassessed the useful lives of these intangibles and made no material changes to their useful lives.

          Total amortization expense from definite-lived intangibles for the years ended December 31, 2001 and 2002 was approximately $561 and $597, respectively.  The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of December 31, 2002:

2003	$535
2004	36
2005	36
2006	36
2007	36

          The table below compares the net loss reported for the years ended December 31, 2000 and 2001 as if SFAS No. 142 was adopted January 1, 2000:

	Years Ended December 31,

	2000	2001

Net loss	$(2,838)	$(10,908)
Add back goodwill and FCC license amortization	3,204	7,288
Related tax effect	(1,281)	(2,915)

Adjusted net loss	$(915)	$(6,535)

6.      Accrued Expenses

          Accrued expenses consist of the following:

	As of December 31,

	2001	2002

Accrued compensation and bonuses	$980	$1,728
Accrued commissions	444	579
Accrued interest	10,511	10,253
Accrued property taxes	336	415
Accrued rents	931	574
Unfavorable leases	—	405
Accrued franchise taxes	725	461
Other	1,189	1,325

	$15,116	$15,740

7.      Long-Term Debt

          Long-term debt consists of the following:

	As of December 31,

	2001	2002

Revolving Credit Facility	$—	$—
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,898)	(2,724)

Total long-term debt	$197,102	$197,276

Revolving Credit Facility

          On July 31, 2000, the Company entered into a credit agreement with various banks (the “Revolving Credit Facility”).  The Revolving Credit Facility, as amended, consists of a $75.0 million revolving loan facility.  Amounts available under the Revolving Credit Facility reduce quarterly beginning in October 2003.  The Revolving Credit Facility matures on July 31, 2007.  Included within the Revolving Credit Facility is $30.0 million available to the Company for the issuance of letters of credit.  At December 31, 2002, $1,215 of letters of credit were outstanding.  Amounts available for borrowing under the Revolving Credit Facility are determined based on certain leverage requirements.

          Borrowings under the Revolving Credit Facility bear interest at a rate based, at the option of the Company, on (i) a base rate defined as the higher of the Prime Lending Rate at such time and one-half of 1% in excess of the overnight Federal Funds Rate at such time plus an incremental rate or (ii) the Eurodollar rate plus an incremental rate.  The Company pays fees on the aggregate unused portion of the loan commitment based on the leverage ratio for the most recent quarter ended.  Commitment fees were $105, $391 and $745 in 2000, 2001 and 2002, respectively.  In addition, the Company is required to pay letter of credit fees.

          The Revolving Credit Facility contains customary restrictive covenants which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens, pay dividends and make capital expenditures above specified limits.  Under the Revolving Credit Facility, the Company is required to satisfy certain financial covenants such as maximum total leverage ratio, maximum senior leverage ratio and minimum consolidated EBITDA to consolidated net cash interest expense.  The Company was in compliance with all applicable covenants during all periods presented.  After taking into account our restrictive covenants, as of March 1, 2003, we had approximately $10,000 of borrowing capacity on the Revolving Credit Facility.

          NextMedia Group, Inc. and its subsidiaries have collateralized the Revolving Credit Facility by granting a first priority-perfected pledge of its assets including, without limitation, the capital stock of NextMedia Operating, Inc. and its subsidiaries and affiliates.  NextMedia Group, Inc. guarantees the obligations of the Company, its direct wholly-owned subsidiary, under the Revolving Credit Facility, and each of the Company’s subsidiaries has guaranteed the obligations of the Company under the Revolving Credit Facility.  The Company (and all its subsidiaries) are prohibited from dividending or transferring monies or assets to NextMedia Group, Inc. except for very limited purposes, including the payment of general corporate expenses and taxes.

Senior Subordinated Notes

          On July 5, 2001, the Company issued $200.0 million in aggregate principal amount of its 10¾% Senior Subordinated Notes due July 1, 2011 (the “Notes”).  The Notes are general unsecured obligations of the Company, subordinated to all senior indebtedness of the Company, and are guaranteed on a senior subordinated basis, jointly and severally, by all of the Company’s subsidiaries.  The subsidiary guarantors are wholly owned subsidiaries of the Company.  The Company may redeem the Notes, in whole or in part, at any time on or after July 1, 2006 at prices ranging from 105.375% at July 1, 2006 and declining to 100% after July 1, 2009, plus in each case accrued and unpaid interest.  In addition, prior to July 1, 2004, the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a price equal to 110.75% plus accrued and unpaid interest, out of the proceeds of one or more public equity offerings.  Upon the occurrence of a change in control (as defined in the Note indenture), holders of the Notes can require the Company to repurchase the Notes and the Company will be required to make an offer to purchase the Notes at a price of 101%, plus accrued and unpaid interest.  The Notes indenture contains limitations on incurrence of additional indebtedness, and restricted payments, including a restriction on the payment of dividends to NextMedia Operating, Inc. unless certain financial conditions are met, as well as other restrictive covenants.  Pursuant to a registration rights agreement entered into coincidental with the initial offering of the Notes, the Company agreed to register the notes with the SEC within 330 days of issue date of the Notes and consummate an exchange offer for the Notes within 30 days of the effective date of the respective registration statement.  During the second quarter of 2002, the Company consummated the exchange.  Interest is payable on the Notes on January 1 and July 1 of each year, commencing January 1, 2002.

          There are no maturities or sinking fund requirements related to outstanding long-term debt until 2011.

Interest Rate Swaps

          In January of 2002, the Company entered into two interest rate swap agreements (the “Swaps”) with an aggregate notional amount of $75.0 million.  Pursuant to the Swaps, the Company will pay interest on the notional amount at a floating rate based on three month LIBOR and the Company will receive a fixed rate of 10.75% on the notional amount until the expiration of the agreements in January of 2004.  For every 0.5% increase in three month LIBOR we would experience an increase of approximately $375 in annual interest expense and, to the extent that the three month LIBOR plus 7.3% exceeds 10.75% in the future, we would be required to pay amounts in excess of the fixed payments we receive under the Swaps agreement.  The Company recognizes quarterly income or expense to record the Swaps at fair value.  During the year ended December 31, 2002, the Company recorded a non-cash gain of approximately $1,853 to record the swap agreement at fair value.

8.      Commitments and Contingencies

Leases

          The Company leases office, studio, tower space and space to display advertising structures under various non-cancelable operating leases expiring through 2018.  Rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $1,842, $4,513 and $9,104, respectively. Contingent rentals are included in certain leases for advertising space and are determined based on a percentage of net revenue.  Future minimum lease commitments are as follows:

Year ended December 31:
2003	$6,035
2004	5,016
2005	4,564
2006	3,811
Thereafter	24,487

$43,913

Equity Interests Granted to Management

          In connection with the formation of NextMedia Investors, LLC (Note 1), Class B ownership units of NextMedia Investors, LLC were granted to certain members of management of the Company.  The Class B units provide a 12.8% interest in the capital in excess of the amount of capital committed by the Class A members of

NextMedia Investors, LLC upon the occurrence of a defined liquidity event.  The interest vests over four years.  Vesting accelerates in the event of a change of control.  No expense has been recorded by the Company related to the Class B units issued to management as the grant price equaled fair value at the date of grant.

          Additional Class B ownership units of NextMedia Investors, LLC were granted to certain members of management in 2001, providing for an additional 0.9% interest, with like vesting provisions.  Non-cash compensation expense of $315 in aggregate, is recorded ratably over the vesting period as the fair value at the date of grant exceeded the grant price.

Legal

          The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

Guarantees

          The Company has no indirect or direct guarantees of indebtedness of others.

9.      Income Taxes

          The Company has not provided any current United States federal or state income tax provision or benefit as it has experienced operating losses since its inception.  The Company has provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating losses, due to uncertainty regarding its realizability.

          The Company adopted SFAS No. 142 on January 1, 2002.  SFAS No. 142 does not change the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for recognition of deferred taxes related to FCC licenses and tax-deductible goodwill.  As a result of adopting SFAS No. 142, a deferred tax benefit for the difference between book and tax amortization on the Company’s FCC licenses and goodwill will no longer be recognized as these assets are no longer amortized for book purposes.  As the majority of the Company’s deferred tax liability recorded on the balance sheet relates to the difference between book and tax basis of FCC licenses and goodwill, the deferred tax liability will not reverse over time unless impairment charges are recognized on FCC licenses or goodwill, or the FCC licenses or assets supporting the goodwill are sold.

          In connection with the suspension of amortization of FCC licenses and goodwill for accounting purposes, we expected that our deferred tax liabilities would not reverse within our net operating loss carry-forward period.  Accordingly, on January 1, 2002, we recorded a one time non-cash charge of $11,600 to deferred tax expense to establish an additional valuation allowance against our deferred tax assets.  We recorded additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements.

          As a result of the $42,956 impairment loss on goodwill discussed in Note 5, a significant portion of the Company’s deferred tax liability, resulting from the difference between book and tax amortization of goodwill, was reversed.  Consequently, we recorded a deferred tax benefit of $15,341 during the fourth quarter offsetting previously recognized expense of $19,652.

          As of December 31, 2002 the Company has net operating loss carryforwards of approximately $68,495, related to United States federal and state jurisdictions.  The federal net operating loss begins to expire at various times beginning in 2021.

          The provision for income taxes consists of the following:

	Years Ended December 31,

	2000	2001	2002

Current:
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred
Federal	—	—	3,846
State	—	—	465

Total deferred	—	—	4,311

Provision for income taxes	$—	$—	$4,311

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,

	2000	2001	2002

Deferred tax assets:
Net operating loss carryforward	$2,358	$16,747	$28,075
Accrued liabilities	211	475	925
Other	503	805	1,664

Total deferred tax assets	2,861	18,027	30,665

Deferred tax liabilities:
Property, equipment and intangibles	(1,829)	(13,474)	(8,870)
Other	—	26	(1,093)

Total deferred tax liabilities	(1,829)	(13,448)	(9,963)

Net deferred tax assets	1,032	4,579	20,702
Valuation allowance	(1,032)	(4,579)	(25,013)

Net deferred tax liabilities	$—	$—	$(4,311)

          The net change in the valuation allowance for deferred income taxes in 2002 was $20,434.  The Company has provided a valuation allowance against the net deferred tax asset, excluding the deferred tax liability for amortization of intangibles, because the Company believes the realization of those tax benefits is not more likely than not.  Due to the adoption of SFAS 142, the Company has determined that the deferred tax liability related to amortization of intangibles meets the indefinite reversal criteria of SFAS 109, and therefore, the determination of the generation of future taxable income related to the reversal of the deferred tax liability must be considered separately.  The change in the valuation allowance differs from the amount shown in the effective rate reconciliation by $1,362.  This difference is due to the valuation allowance allocable to discontinued operations.

          The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as follows for the year ended:

	Years Ended December 31,

	2000	2001	2002

US federal income tax benefit at statutory rate	$(965)	$(3,586)	$(15,984)
State income taxes	(91)	(461)	(1,619)
Change in valuation allowance	1,032	3,547	19,072
Other permanent items, principally non-deductible goodwill	24	500	2,842

Provision for income taxes	$—	$—	$4,311

10.     Segment Data

          The Company determined that two reportable operating segments—radio broadcasting and outdoor advertising—best reflect how the Company is currently managed.

          The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements.  At December 31, 2002, the radio broadcasting segment included 60 radio stations owned and operated by the Company.  All of these stations operate in domestic markets.  The radio broadcasting segment also operates various radio networks.

          The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues.  At December 31, 2002, the outdoor advertising segment owned or operated over 5,800 outdoor billboard displays and, indoor advertising display faces in more than 2,900 retail locations across the United States.  All of these displays are located in domestic markets.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.  There are no intersegment sales or transfers.

          There are no customers that comprise greater than 10% of the consolidated revenues of the Company for the years presented.

	Years Ended December 31,

	2000	2001	2002

Net revenue:
Radio Broadcasting	$34,111	$56,334	$64,064
Outdoor Advertising	5,709	15,387	27,266

Consolidated	39,820	71,721	91,330

Operating expenses:
Radio Broadcasting	20,974	36,937	40,065
Outdoor Advertising	4,939	9,882	19,265

Consolidated	25,913	46,819	59,330
Corporate expenses	5,475	8,834	8,116
Depreciation and amortization	4,325	11,053	5,523
Local marketing agreement fees	2,913	20	—
Impairment loss	—	—	42,956

Operating income (loss)	1,194	4,995	(24,595)
Interest expense, net	(3,805)	(15,815)	(22,444)
Other income (expense)	(38)	574	1,370

Loss from continuing operations before taxes	$(2,649)	$(10,246)	$(45,669)

	Years Ended December 31,

	2000	2001	2002

Depreciation and amortization:
Radio Broadcasting	$3,914	$9,684	$3,523
Outdoor Advertising	411	1,369	2,000

Consolidated	$4,325	$11,053	$5,523

Total identifiable assets:
Radio Broadcasting	$305,300	$343,588	$323,543
Outdoor Advertising	21,767	156,076	156,352

Consolidated	$327,067	$499,664	$479,895

Goodwill, net:
Radio Broadcasting	$12,869	$12,543	$12,543
Outdoor Advertising	18,213	135,754	119,259

Consolidated	$31,082	$148,297	$131,802

Additions to long lived assets:
Radio Broadcasting	$294,462	$10,448	$2,088
Outdoor Advertising	19,037	102,505	42,802

Consolidated	$313,499	$112,953	$44,890

11.     Fair Value of Financial Instruments

          The carrying value of receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments.  The fair value of long-term debt is estimated at $218,502 at December 31, 2002 based on current market rates.

12.     Subsequent Events

          Subsequent to December 31, 2002, the Company completed several previously announced transactions:

          On January 6, 2003, the Company completed the previously announced acquisition of four FM radio stations and one AM radio station operating in the Saginaw/Bay City/Midland, Michigan markets from Wilks Broadcasting, LLC for approximately $55,500.  The Company funded the acquisition with borrowings of $26,000 under the Revolving Credit Facility, proceeds from the remaining private equity commitment of $27,100, and cash on hand.

          On January 31, 2003, the Company completed the previously announced acquisition of three FM stations and one AM station operating in the Sherman/Denison, Texas and Ardmore, Oklahoma markets for approximately $5,500.  The Company funded this acquisition with the proceeds from January 31, 2003 disposition of five radio stations in the Panama City, Florida market for approximately $5,500.

          In February 2003, the Company completed the acquisition of certain outdoor advertising assets in New Jersey for approximately $4,700.  The Company funded $600 of the purchase price in the form of a cash deposit during 2002: consequently, the February 2003 expenditure to complete the acquisition was $4,100 which was funded with $4,000 of borrowings under the Revolving Credit Facility and cash on hand.

          The aforementioned acquisitions were made consistent with the Company’s acquisition objectives discussed in Note 2, Acquisitions and Dispositions. As a result, the Company expects that the final purchase allocation will result in fixed asset value, FCC license value and/or goodwill in addition to the balances at December 31, 2002. As these were asset acquisitions, the Company expects that any FCC license value or goodwill will be deductible for tax purposes.

13.     Supplemental Guarantor Information

          The Company’s senior subordinated notes are guaranteed on a senior subordinated basis, jointly and severally, by all of the Company’s subsidiaries (the “Guarantor Subsidiaries”). The Company has collateralized the revolving credit facility by granting a first priority-perfected pledge of its assets including, without limitation, the capital stock of the Company and its subsidiaries.

NextMedia Operating, Inc.
Supplemental Combining Balance Sheet
December 31, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Assets
Current assets:
Cash and cash equivalents	$14,951	$(505)	$—	$14,446
Accounts receivable, net	9,974	4,433	—	14,407
Prepaid and other current assets	426	1,799	—	2,225

Total current assets	25,351	5,727	—	31,078
Property and equipment, net	23,511	29,592	—	53,103
Intangibles, net	12,982	363,647	—	376,629
Other	13,634	1,252	(1,212)	13,674
Assets held for sale	486	4,925	—	5,411
Investment in subsidiaries	398,419	—	(398,419)	—

Total assets	$474,383	$405,143	$(399,631)	$479,895

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$14,936	$5,128	$(1,212)	$18,852

Total current liabilities	14,936	5,128	(1,212)	18,852
Long-term debt	197,276	—	—	197,276
Other long-term liabilities	4,803	1,596	—	6,399

Total liabilities	217,015	6,724	(1,212)	222,527
Stockholder’s equity	257,368	398,419	(398,419)	257,368

Total liabilities and stockholder’s equity	$474,383	$405,143	$(399,631)	$479,895

NextMedia Operating, Inc.
Supplemental Combining Balance Sheet
December 31, 2001

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Assets
Current assets:
Cash and cash equivalents	$31,044	$(543)	$—	$30,501
Accounts receivable, net	9,925	3,679	—	13,604
Prepaid and other current assets	566	1,563	—	2,129

Total current assets	41,535	4,699	—	46,234
Property and equipment, net	25,531	15,313	—	40,844
Intangibles, net	13,497	388,513	—	402,010
Other	12,011	94	(1,529)	10,576
Investment in subsidiaries	402,482	—	(402,482)	—

Total assets	$495,056	$408,619	$(404,011)	$499,664

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$14,826	$4,788	$(1,529)	$18,085

Total current liabilities	14,826	4,788	(1,529)	18,085
Long-term debt	197,102	—	—	197,102
Other long-term liabilities	497	1,349	—	1,846

Total liabilities	212,425	6,137	(1,529)	217,033
Stockholder’s equity	282,631	402,482	(402,482)	282,631

Total liabilities and stockholder’s equity	$495,056	$408,619	$(404,011)	$499,664

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Year Ended December 31, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net revenue	$64,064	$27,266	$—	$91,330
Operating expenses	40,065	19,265	—	59,330
Corporate expenses	5,609	2,507	—	8,116
Depreciation and amortization	3,523	2,000	—	5,523
Impairment loss	—	42,956	—	42,956

Operating income (loss)	14,867	(39,462)	—	(24,595)
Interest expense, net	(22,447)	3	—	(22,444)
Other income	1,267	103	—	1,370
Equity in loss of subsidiaries	(42,628)	—	42,628	—

Income (loss) before provision for income taxes	(48,941)	(39,356)	42,628	(45,669)
Provision for income taxes	(4,311)	—		(4,311)
Net income (loss) from continuing operations	(53,252)	(39,356)	42,628	(49,980)
Loss on discontinued operations	(203)	(3,272)	—	(3,475)

Net income (loss)	$(53,455)	$(42,628)	$42,628	$(53,455)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Year Ended December 31, 2001

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net revenue	$56,334	$15,387	$—	$71,721
Operating expenses	36,937	9,882	—	46,819
Corporate expenses	5,441	3,393	—	8,834
Depreciation and amortization	3,359	7,694	—	11,053
Local marketing agreement fees	20	—	—	20

Operating income (loss)	10,577	(5,582)	—	4,995
Interest expense, net	(15,812)	(3)	—	(15,815)
Other income	574	—	—	574
Equity in loss of subsidiaries	(5,797)	—	5,797	—

Income (loss) before provision for income taxes	(10,458)	(5,585)	5,797	(10,246)
Provision for income taxes	—	—	—	—

Net income (loss) from continuing operations	(10,458)	(5,585)	5,797	(10,246)
Loss on discontinued operations	(450)	(212)	—	(662)

Net income (loss)	$(10,908)	$(5,797)	$5,797	$(10,908)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Year Ended December 31, 2000

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net revenue	$34,111	$5,709	$—	$39,820
Operating expenses	20,975	4,938	—	25,913
Corporate expenses	4,707	768	—	5,475
Depreciation and amortization	1,448	2,877	—	4,325
Local marketing agreement fees	2,913	—	—	2,913

Operating income (loss)	4,068	(2,874)	—	1,194
Interest expense, net	(3,805)	—	—	(3,805)
Other income (expense)	(27)	(11)	—	(38)
Equity in loss of subsidiaries	(3,074)	—	3,074	—

Income (loss) before provision for income taxes	(2,838)	(2,885)	3,074	(2,649)
Provision for income taxes	—	—	—	—

Net income (loss) from continuing operations	(2,838)	(2,885)	3,074	(2,649)
Loss on discontinued operations	—	(189)	—	(189)

Net income (loss)	$(2,838)	$(3,074)	$3,074	(2,838)

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Year Ended December 31, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net cash provided by (used in) operations	$(4,420)	$4,118	$—	$(302)

Cash Flows From Investing Activities
Purchase of equipment	(2,088)	(4,353)	—	(6,441)
Payments for acquisitions, net of cash acquired	(38,449)	—	—	(38,449)
Proceeds from sale of broadcasting properties	1,581	—	—	1,581

Net cash used in investing activities	(38,956)	(4,353)	—	(43,309)

Cash Flows From Financing Activities
Capital contributions from Parent	28,113	—	—	28,113
Payments of financing related costs	(711)	—	—	(711)
Other	(119)	273	—	154

Net cash provided by financing activities	27,283	273	—	27,556

Net decrease in cash	(16,093)	38		(16,055)
Cash at beginning of period	31,044	(543)	—	30,501

Cash at end of period	$14,951	$(505)	$—	$14,446

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Year Ended December 31, 2001

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net cash provided by (used in) operations	$8,446	$1,058	$—	$9,504

Cash Flows From Investing Activities
Purchase of equipment	(3,892)	(3,185)	—	(7,077)
Payments for acquisitions, net of cash acquired	(112,953)	—	—	(112,953)
Proceeds from sale of broadcasting properties	5,442	—	—	5,442

Net cash used in investing activities	(111,403)	(3,185)	—	(114,588)

Cash Flows From Financing Activities
Proceeds from Senior Subordinated Notes	197,020	—	—	197,020
Proceeds from revolving credit facilities	18,000	—	—	18,000
Repayment of revolving credit facilities	(124,945)	—	—	(124,945)
Capital contributions from Parent	53,465	—	—	53,465
Payments of financing related costs	(8,408)	—	—	(8,408)
Other	(1,456)	1,073	—	(383)

Net cash provided by financing activities	133,676	1,073	—	134,749

Net increase in cash	30,719	(1,054)		29,665
Cash at beginning of period	325	511	—	836

Cash at end of period	$31,044	$(543)	$—	$30,501

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Year Ended December 31, 2000

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net cash provided by (used in) operations	$(1,690)	$(1,955)	$—	$(3,645)

Cash Flows From Investing Activities
Purchase of equipment	(1,375)	(305)	—	(1,680)
Payments for acquisitions, net of cash acquired	(305,054)	—	—	(305,054)
Proceeds from sale of broadcasting properties	1,000	—	—	1,000

Net cash used in investing activities	(305,429)	(305)	—	(305,734)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	135,049	—	—	135,049
Repayment of revolving credit facilities	(29,442)	—	—	(29,442)
Capital contributions from Parent	206,488	—	—	206,488
Payments of financing related costs	(2,872)	—	—	(2,872)
Other	(1,779)	1,992	—	213

Net cash provided by financing activities	307,444	1,992	—	309,436

Net increase in cash	325	(268)	—	57
Cash at beginning of period	—	779	—	779

Cash at end of period	$325	$511	$—	$836