Form 10-Q
period 2003-03-31
NEXTMEDIA OPERATING INC
filed 2003-05-12
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                            to

Commission file number:

NextMedia Operating, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-154397 (IRS Employer Identification No.)

6312 S. Fiddlers Green Circle, Suite 360E Greenwood Village, Colorado (Address of principal executive offices)	80111 (Zip Code)

(303) 694-9118
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of common stock, par value $.01 per share, outstanding as of May 10, 2003 was 3,000. The Registrant has no other class of common stock outstanding.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2002	March 31, 2003

Assets
Current assets:
Cash and cash equivalents	$14,446	$637
Accounts receivable, net of allowance for doubtful accounts of $1,248 and $1,110, respectively	14,407	14,305
Prepaid expenses and other current assets	2,225	2,780

Total current assets	31,078	17,722
Property and equipment, net	53,103	56,977
Other assets	13,674	12,472
Goodwill, net	131,802	163,047
FCC licenses, net	243,867	270,361
Other intangibles, net	960	5,997
Assets held for sale	5,411	—

Total assets	$479,895	$526,576

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$2,481	$1,727
Accrued expenses	15,740	9,605
Deferred revenue	622	692
Other	9	327

Total current liabilities	18,852	12,351
Long-term debt	197,276	225,645
Deferred tax liability	4,311	7,191
Other long-term liabilities	2,088	2,061

Total liabilities	222,527	247,248

Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, par value $0.01 per share, 3,000 shares authorized, issued and outstanding, respectively	1	1
Additional paid-in capital	325,436	352,556
Accumulated deficit	(68,069)	(73,229)

Total stockholder’s equity	257,368	279,328

Total liabilities and stockholder’s equity	$479,895	$526,576

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months ended March 31,

	2002	2003

Gross revenue	$20,383	$25,438
Less: agency commissions	1,565	1,882

Net revenue	18,818	23,556
Operating expenses	13,193	15,336
Corporate expenses	2,091	1,938
Depreciation and amortization	1,242	2,349

Total operating expenses	16,526	19,623

Operating income	2,292	3,933
Other income (expense):
Interest expense, net	(5,581)	(5,726)
Other income (expense)	(968)	(488)

Loss from continuing operations before taxes	(4,257)	(2,281)
Provision for income taxes	(15,540)	(2,880)

Loss from continuing operations	(19,797)	(5,161)
Discontinued operations:
Gain/(loss) from discontinued operations	(156)	1

Net loss	$(19,953)	$(5,160)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,

	2002	2003

Cash Flows From Operating Activities
Net loss	$(19,953)	$(5,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,271	2,349
Non-cash interest expense	294	303
Provision for bad debt expense	172	139
Non-cash compensation expense	19	20
Unrealized loss on interest rate swap	656	373
Provision for deferred taxes	15,540	2,880
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,167	(38)
Prepaid expenses and other assets	(120)	(562)
Accounts payable and accrued expenses	(7,217)	(6,946)
Deferred revenue	13	69
Other current liabilities	—	(66)

Net cash by used in operating activities	(8,158)	(6,639)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,517)	(1,615)
Payments for acquisitions, net of cash acquired	(3,454)	(66,456)
Proceeds from sale of properties	755	5,411

Net cash used in investing activities	(4,216)	(62,660)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	—	34,000
Repayment of revolving credit facilities	—	(5,750)
Equity capital contributions from Parent, net	215	27,100
Payments of financing related costs	(416)	(18)
Other	169	158

Net cash provided by (used in) financing activities	(32)	55,490

Decrease in cash and cash equivalents	(12,406)	(13,809)
Cash and cash equivalents at beginning of period	30,501	14,446

Cash and cash equivalents at end of period	$18,095	$637

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$10,750	$11,083

Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

1.

INTERIM FINANCIAL DATA AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Management believes that the Company has made all adjustments necessary for a fair presentation of results of the interim periods and that these adjustments were of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The interim results of operations and cash flows are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003, due to seasonality and other factors. You should read the consolidated financial statements in conjunction with the consolidated financial statements of NextMedia Operating, Inc. and the notes thereto included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2003. In this quarterly report on Form 10-Q, references to “the Company,” “we,” “our” and “us” refer to NextMedia Operating, Inc. and its subsidiaries, and the term “NextMedia” refers only to NextMedia Operating, Inc.

2.

Recent Accounting Pronouncements

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148). SFAS 148 amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition to SFAS 123 fair value method of account for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant account policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. Because the Company has no stock-based employee compensation, SFAS 148 has no impact on its financial position, results of operations or related disclosures.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which is effective immediately for all enterprises with interest in variable interest entities created after January 31, 2003. FIN 46 must be applied to interests in variable interest entities created before February 1, 2003 beginning in the first interim period beginning after June 15, 2003. The Company does not have any interest in any variable interest entities as of January 31, 2003. The Company will apply the provisions of FIN 46 in future periods should a variable interest entity be acquired.

3.

Acquisitions and Dispositions

Part of the Company’s operating strategy is to expand through prudent acquisition of broadcasting, outdoor and indoor advertising properties. The Company acquired each of the advertising assets identified below to help achieve this objective. In seeking acquisition opportunities, the Company generally seeks: (i) assets in markets with a demographic propensity for growth (i.e., population growth above average, above average growth in retail sales, etc.), (ii) markets where the Company believes it can assemble a group of assets generating over $1,000 in annual cash flow from operations, and (iii) assets in markets where the Company believes it can become a leader in terms of ratings, revenue share, or number of advertising faces. Each of the acquisitions below meet at least one of these criteria.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

On January 6, 2003, the Company completed the previously announced acquisition of four FM radio stations and one AM radio station operating in the Saginaw/Bay City/Midland, Michigan markets from Wilks Broadcasting, LLC for approximately $55,500. The Company funded the acquisition with borrowings of $26,000 under its Senior Credit Facility, proceeds from a private equity commitment of $27,100, and cash on hand.

On January 31, 2003, the Company completed the previously announced acquisition of three FM stations and one AM station operating in the Sherman/Denison, Texas and Ardmore, Oklahoma markets for approximately $5,500. Simultaneously, the Company disposed of five radio stations in the Panama City, Florida market for approximately $5,500.

In February 2003, the Company completed the acquisition of certain outdoor advertising assets in New Jersey for approximately $4,700, $600 of which was funded with a cash deposit made during 2002. The Company funded the remaining $4,100 in February 2003 with $4,000 of borrowings under the Senior Credit Facility and cash on hand.

The results of operations of the assets acquired during the three months ended March 31, 2003 have been included in the Company’s income statement from the completion date of the applicable acquisition. The results of operations of assets sold during the three months ended March 31, 2003 have been excluded from the completion date of the applicable sale.

The following unaudited pro forma income statement information has been prepared as if the acquisitions made during the year ended December 31, 2002 and the three months ended March 31, 2003 had occurred on January 1, 2002. The pro forma income statement information is not necessarily indicative of the results, which actually would have occurred if these acquisitions had been consummated on January 1, 2002.

	Three months ended March 31,

	2002	2003

Net revenues	$22,042	$23,668
Total expenses	(41,843)	(28,800)

Net loss	$(19,801)	$(5,132)

In April 2003, the Company entered into an agreement to sell the assets of WAIT-AM in its Chicago suburban market to Newsweb Corporation for $8,250. Also in April 2003, the Company entered into an agreement to acquire KNHK-FM in Reno, Nevada from Citadel Broadcasting Company for $4,250. The Company expects each of these transactions to close in the second or third quarter of 2003.

In May 2003, the Company entered into an agreement to sell certain of the assets of WJTW-FM in its Chicago suburban market to Hispanic Broadcasting Corporation for $21,000 in cash. The Company expects this transaction to close during the second or third quarter of 2003.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

4.

Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31, 2002	As of March 31, 2003

Land and improvements	—	$5,385	$5,916
Construction in progress	—	935	1,036
Buildings and improvements	20	8,308	9,394
Leasehold improvements	10	1,971	2,093
Broadcast equipment	5 – 20	7,042	7,942
Office equipment	7	1,691	1,734
Computer software and systems	3 – 5	1,638	1,702
Tower and antennae	5 – 20	3,250	4,180
Vehicles	3	1,376	1,597
Furniture and fixtures	7	1,176	1,303
Advertising displays	3 – 15	29,461	30,711

		62,233	67,608
Less accumulated depreciation		(9,130)	(10,631)

		$53,103	$56,977

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

5.

Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life	As of December 31, 2002	As of March 31, 2003

Gross:
FCC licenses	—	$252,439	$278,933
Goodwill	—	133,217	164,462
Definite lived intangibles	—	2,356	8,208

		$388,012	$451,603

Less, accumulated amortization:
FCC licenses	—	$(8,572)	$(8,572)
Goodwill	—	(1,415)	(1,415)
Definite lived intangibles	1 – 15	(1,396)	(2,211)

		$(11,383)	$(12,198)

		$376,629	$439,405

Definite-lived Intangibles

The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS 142. These assets consist primarily of non-compete agreements and customer lists which are amortized over the respective estimated lives of the assets. Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2003 was approximately $815,000. The following table presents management’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of the dates indicated:

2004	$1,320
2005	840
2006	546
2007	368
2008	256

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

6.

Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2002	As of March 31, 2003

Accrued compensation and bonuses	$1,728	$847
Accrued commissions	579	612
Accrued interest	10,253	5,072
Accrued property taxes	415	452
Accrued rents	574	512
Unfavorable leases	405	310
Accrued franchise taxes	461	239
Other	1,325	1,561

	$15,740	$9,605

7.

Long-Term Debt

Long-term debt consists of the following:

	As of December 31, 2002	As of March 31, 2003

Revolving Credit Facility	$—	$28,250
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,724)	(2,605)

Total long-term debt	$197,276	$225,645

The Company’s senior credit facility contains customary restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the senior credit facility, the Company must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of March 31, 2003, the Company was in compliance with all of these covenants. After taking into account these restrictive covenants, as of March 31, 2003, the Company had approximately $15.0 million of borrowing capacity under its senior credit facility.

The Company’s 10.75% senior subordinated notes due 2011 require the Company to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. As of March 31, 2003, the Company was in compliance with these covenants.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

8.

Commitments and Contingencies

As of May 10, 2003 the Company had $1,428 in letters of credit outstanding as deposits to secure obligations.

From time to time, the Company is subject to routine litigation incident to its business. Management does not expect these matters to have a material adverse effect upon the Company’s liquidity, results of operations or financial position.

The Company has no direct or indirect guarantees of indebtedness of others.

9.

Segment Data

The Company has determined that two reportable operating segments—radio broadcasting and outdoor advertising—best reflect the Company’s current management and operations.

The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements. At March 31, 2003, the radio broadcasting segment included 60 radio stations owned and operated by the Company. All of these stations operate in domestic markets. The radio broadcasting segment also operates various radio networks.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues. At March 31, 2003, the outdoor advertising segment owned or operated over 5,800 outdoor billboard displays and indoor advertising display faces in more than 2,900 retail locations across the United States. All of these displays are located in domestic markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s audited consolidated financial statements contained in the Company’s annual report on Form 10-K as filed with the SEC on March 27, 2003. There are no intersegment sales or transfers.

There are no customers that comprise greater than 10% of the consolidated revenues of the Company for the periods presented.

	Three Months Ended March 31,

	2002	2003

Net revenue:
Radio Broadcasting	$13,286	$15,905
Outdoor Advertising	5,532	7,651

Consolidated	18,818	23,556

Operating expenses:
Radio Broadcasting	8,953	10,223
Outdoor Advertising	4,240	5,113

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

Consolidated	13,193	15,336
Corporate expenses	2,091	1,938
Depreciation and amortization	1,242	2,349

Operating income (loss)	2,292	3,933
Interest expense, net	(5,581)	(5,726)
Other income (expense)	(968)	(488)

Loss from continuing operations before taxes	$(4,257)	$(2,281)

Depreciation and amortization:
Radio Broadcasting	$863	$1,547
Outdoor Advertising	379	802

Consolidated	$1,242	$2,349

Total identifiable assets:
Radio Broadcasting	$329,515	$364,702
Outdoor Advertising	159,641	161,874

Consolidated	$489,156	$526,576

Goodwill, net:
Radio Broadcasting	$12,543	$38,398
Outdoor Advertising	138,907	124,649

Consolidated	$151,450	$163,047

Additions to long lived assets:

Radio Broadcasting	$1,057	$61,995
Outdoor Advertising	4,340	6,359

Consolidated	$5,397	$68,354

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

10.

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

NextMedia Operating, Inc.
Supplemental Combining Balance Sheet
March 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Assets
Current assets:
Cash and cash equivalents	$1,294	$(657)	$—	$637
Accounts receivable, net	9,932	4,373	—	14,305
Prepaid and other current assets	843	1,937	—	2,780

Total current assets	12,069	5,653	—	17,722
Property and equipment, net	26,730	30,247	—	56,977
Goodwill and intangibles, net	44,005	395,400	—	439,405
Other	11,870	936	(334)	12,472
Investment in subsidiaries	426,312	—	(426,312)	—

Total assets	$520,986	$432,236	$(426,646)	$526,576

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$8,356	$4,329	$(334)	$12,351

Total current liabilities	8,356	4,329	(334)	12,351
Long-term debt	225,645	—	—	225,645
Other long-term liabilities	7,657	1,595	—	9,252

Total liabilities	241,658	5,924	(334)	247,248
Stockholder’s equity	279,328	426,312	(426,312)	279,328

Total liabilities and stockholder’s equity	$520,986	$432,236	$(426,312)	$526,576

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

NextMedia Operating, Inc.
Supplemental Combining Balance Sheet
March 31, 2003

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

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Three Months Ended March 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net revenue	$15,905	$7,651	$—	$23,556
Operating expenses	10,223	5,113	—	15,336
Corporate expenses	1,461	477	—	1,938
Depreciation and amortization	1,547	802	—	2,349

Operating income (loss)	2,674	1,259	—	3,933
Interest expense, net	(5,726)	—	—	(5,726)
Other income (loss)	(480)	(8)	—	(488)
Equity in loss of subsidiaries	1,251	—	(1,251)	—

Income (loss) before provision for income taxes	(2,281)	1,251	(1,251)	(2,281)
Provision for income taxes	(2,880)	—	—	(2,880)
Net income (loss) from continuing operations	(5,161)	1,251	(1,251)	(5,161)
Income from discontinued operations	1	—	—	1

Net income (loss)	$(5,160)	$1,251	$(1,251)	$(5,160)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Three Months Ended March 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net revenue	$13,286	$5,532	$—	$18,818
Operating expenses	8,953	4,240	—	13,193
Corporate expenses	1,369	722	—	2,091
Depreciation and amortization	863	379	—	1,242

Operating income (loss)	2,101	191	—	2,292
Interest expense, net	(5,584)	3	—	(5,581)
Other income	968	—	—	968
Equity in loss of subsidiaries	194	—	(194)	—

Income (loss) before provision for income taxes	(4,257)	194	(194)	(4,257)
Provision for income taxes	(15,540)	—	—	(15,540)

Net income (loss) from continuing operations	(19,797)	194	(194)	(19,797)
Loss on discontinued operations	(156)	—	—	(156)

Net income (loss)	$(19,953)	$194	$(194)	$(19,953)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Three Months Ended March 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net cash provided by (used in) operations	$(7,624)	$985	$—	$(6,639)

Cash Flows From Investing Activities
Purchase of equipment	(478)	(1,137)	—	(1,615)
Payments for acquisitions, net of cash acquired	(66,456)	—	—	(66,456)
Proceeds from sale of broadcasting properties	5,411	—	—	5,411

Net cash used in investing activities	(61,523)	(1,137)	—	(62,660)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	34,000	—	—	34,000
Repayment of revolving credit facilities	(5,750)	—	—	(5,750)
Capital contributions from Parent	27,100	—	—	27,100
Payments of financing related costs	(18)	—	—	(18)
Other	158	—	—	158

Net cash provided by financing activities	55,490	—	—	55,490

Net decrease in cash	(13,658)	(152)	—	(13,809)
Cash at beginning of period	14,952	(505)	—	14,446

Cash at end of period	$1,294	$(657)	$—	$637

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Three Months Ended March 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net cash provided by (used in) operations	$(8,569)	$411	$—	$(8,158)

Cash Flows From Investing Activities
Purchase of equipment	(599)	(918)	—	(1,517)
Payments for acquisitions, net of cash acquired	(3,454)	—	—	(3,454)
Proceeds from sale of broadcasting properties	755	—	—	755

Net cash used in investing activities	(3,298)	(918)	—	(4,216)

Cash Flows From Financing Activities
Capital contributions from Parent	215	—	—	215
Payments of financing related costs	(416)	—	—	(416)
Other	(30)	199	—	169

Net cash provided by financing activities	(231)	199	—	(32)

Net decrease in cash	(12,098)	(308)	—	(12,406)
Cash at beginning of period	31,044	(543)	—	30,501

Cash at end of period	$18,946	$(851)	$—	$18,095

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

Our radio advertising revenues generally reflect the advertising rates that our radio stations can charge and the number of advertisements that we can broadcast without jeopardizing listener levels and resulting ratings. We typically base our advertising rates upon demand for a station’s advertising inventory and its ability to attract audiences in targeted demographic groups, as well as upon the number of stations competing in the market.

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

Outdoor Advertising Division

We derive our outdoor advertising revenues primarily through contracts with local and national advertisers. Our outdoor division operating expenses consist primarily of employee salaries and commissions, rental of sites for advertising displays, costs for installation of advertising frames, maintenance and shipping costs, printing of advertisements and production costs.

Our outdoor advertising revenues reflect advertising rates prevailing in the relevant market, the location of our displays and our available inventory. We generally base our advertising rates on a particular display’s exposure, or number of “impressions” delivered, relative to the demographics of the particular market and its location within that market. Our outdoor advertising display contracts typically have terms ranging from one month to one year.

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

Results of Operations

The following table presents certain summary historical financial data in dollars and as a percentage of net revenues for the periods indicated on a consolidated basis and for each of our out-of-home media divisions.

	Three Months Ended March 31

	2002	% of sales	2003	% of sales

	(dollars in thousands)
Consolidated Operating Data:
Net revenues	$18,818	100.0%	$23,556	100.0%
Operating expenses	13,193	70.1	15,336	65.1
Corporate expenses	2,091	11.1	1,938	8.2
Depreciation and amortization	1,242	6.6	2,349	10.0

Operating income (loss)	2,292	12.2	3,933	16.7
Interest expense, net	(5,581)		(5,726)
Other income (expense), net	(968)		(488)
Income tax expense	(15,540)		(2,880)
Discontinued operations	(156)		1

Net loss	$(19,953)		$(5,160)

Radio Broadcasting Operating Data:
Net revenues	$13,286	100.0%	$15,905	100.0%
Operating expenses	8,953	67.4	10,223	64.3
Depreciation and amortization	863	4.6	1,547	6.6

Segment operating income	$3,470	26.1	$4,135	26.0

Outdoor Advertising Operating Data:
Net revenues	$5,532	100.0%	$7,651	100.0%
Operating expenses	4,240	76.6	5,113	66.8
Depreciation and amortization	379	6.9	802	10.5

Segment operating income (loss)	$913	16.5	$1,736	22.7

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

Net Revenues. Consolidated net revenues increased $4.8 million to $23.6 million in 2003 from $18.8 million in 2002. Radio net revenues increased $2.6 million to $15.9 million in 2003 from $13.3 million in 2002. Outdoor advertising net revenues increased $2.2 million to $7.7 million in 2003 from $5.5 million in 2002. Revenues generated by assets owned and operated in both periods contributed approximately one-third of the increase, while the remainder of the increase was due primarily to our completion of acquisitions in 2002 and 2003.

Operating Expenses. Consolidated operating expenses increased $2.1 million to $15.3 million in 2003 from $13.2 million in 2002. Radio operating expenses increased $1.2 million to $10.2 million in 2003 from $9.0 million in 2002. Outdoor advertising operating expenses increased $900,000 to $5.1 million in 2003 from $4.2 million in 2002. These increases were attributable primarily to our completion of acquisitions in 2002 and 2003. As a percentage of net revenues, consolidated operating expenses decreased from 70.1% to 65.1% since fixed costs did not grow at the same rate as revenues.

Corporate Expenses. Corporate expenses decreased $200,000 to $1.9 million in 2003 from $2.1 million in 2002. This decrease was due primarily to reductions in salaries due to organizational changes in 2002. As a percentage of net revenues, corporate expenses declined from 11.1% to 8.2% because we reduced corporate costs despite growth through acquisitions and operations.

Depreciation and Amortization. Consolidated depreciation and amortization increased $1.1 million to $2.3 million in 2003 from $1.2 million in 2002. Radio depreciation and amortization increased $600,000 to $1.5 million in 2003 from $900,000 in 2002. Outdoor advertising depreciation and amortization increased $400,000 to $800,000 in 2003 from $400,000 in 2002. The increases in radio and outdoor depreciation and amortization were attributable to acquisitions during 2002 and 2003 which resulted in the addition of depreciable fixed assets and definite lived intangibles which are amortized over their useful lives.

Interest and Other Income (Expense) Net. Interest expense, net, increased to $5.7 million in 2003 from $5.6 million in 2002 due to indebtedness incurred in connection with our acquisitions. Other income (expense), net decreased to a $500,000 loss in 2003 primarily as a result of a smaller non-cash loss on our interest rate swap arrangements during the 2003 period.

Income Tax. In connection with the adoption of SFAS 142 and suspension of amortization of FCC licenses and goodwill, we expected that our deferred tax liabilities would not reverse within our net operating loss carry-forward period. Accordingly, on January 1, 2002, we recorded a one time non-cash charge of $11,600 to deferred tax expense to establish an additional valuation allowance against our deferred tax assets. We recorded additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized for book purposes.

In the current year, we continue to record deferred tax expense to establish a valuation allowance for deferred tax assets created as we continue to expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period.

Discontinued Operations. In the second quarter of 2002, we entered into an agreement to sell the assets of radio stations, WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in exchange for approximately $5.5 million. This sale was completed in January 2003.

Net Loss. Consolidated net loss decreased $14.8 million to $5.2 million in 2003 from $20.0 million in 2002 as a result of the factors described above.

Liquidity and Capital Resources

Our cash and cash equivalents balance at March 31, 2003 was approximately $637,000 compared to $14.4 million at December 31, 2002. The decrease was due primarily to acquisitions, capital expenditures and financing costs partially offset by cash from operations and previously committed equity capital contributions.

Net cash used in operating activities was $6.6 million and $8.2 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in our net cash used in operating activities was due primarily to the additional operating income resulting from acquisitions completed during 2002 and 2003. First quarter cash from operations is a use due to the timing of our semi-annual interest payments on our senior subordinated notes.

Net cash provided by financing activities was $55.5 million for the three months ended March 31, 2003 compared to cash used in financing activities of $32,000 for the three months ended March 31, 2002. During the three months ended March 31, 2002, there were no significant acquisitions; consequently, there was no significant financing activity. Net cash used in investing activities was $62.7 million and $4.2 million for the three months ended March 31, 2003 and 2002, respectively. These cash flows primarily reflect expenditures for acquisitions and capital expenditures.

Sources and Uses of Funds

We use a significant portion of our capital resources to consummate acquisitions. Through March 31, 2003, we funded our acquisitions from the following sources: equity capital contributions of approximately $354.1 million from our indirect parent, NextMedia Investors, funded by equity investments from several private investment funds and our senior management, and aggregate borrowings of approximately $228.3 million. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

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

The credit facility amendments discussed above became effective on January 6, 2003 in connection with our acquisition of four FM radio stations and one AM radio station operating in the Saginaw/Bay City/Midland, Michigan market from Wilks Broadcasting, LLC for $55.5 million. We financed $26.0 million of the purchase price with borrowings under the senior credit facility, and funded the balance with the remainder of the previously committed equity contributions and cash on hand.

On January 31, 2003, we acquired three additional FM stations and one additional AM station as an add-on to our existing stations in the Sherman/Dennison, Texas and Ardmore, Oklahoma market for $5.5 million. Simultaneously, we disposed of five radio stations in the Panama City, Florida market for approximately $5.5 million.

In February 2003, we acquired certain outdoor advertising assets in New Jersey for approximately $4.7 million, $600,000 of which we funded in 2002 and the balance of which we funded with additional borrowings under the senior credit facility and cash on hand.

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the senior credit facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of March 31, 2003, we were in compliance with all of these covenants. After taking into account these restrictive covenants, as of March 31, 2003, we had approximately $15.0 million of borrowing capacity under our senior credit facility.

In April 2003, we entered into an agreement to sell the assets of WAIT-AM in the Chicago suburban market to Newsweb Corporation for $8.25 million in cash. Also in April 2003, we entered into an agreement to acquire station KNHK-FM in Reno, Nevada from Citadel Broadcasting Company for $4.25 million in cash. We expect each of these transactions to close in the third quarter of 2003.

In May 2003, we entered into an agreement to sell certain of the assets of WJTW-FM in the Chicago suburban market to Hispanic Broadcasting Corporation for $21.0 million in cash. We expect this transaction to close during the second or third quarter of 2003.

Capital expenditures in the three months ended March 31, 2003 increased slightly to $1.6 million from $1.5 million for the three months ended March 31, 2002. The following table sets forth our capital expenditures for the three months ended March 31, 2003. Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures. Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations. Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

Three Months Ended March 31, 2003

(in thousands)
Recurring	$606
Non-recurring	175
Revenue producing	834

Total capital expenditures	$1,615

Our 10.75% senior subordinated notes due 2011 require us to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of March 31, 2003, we were in compliance with these covenants.

We believe that cash from operations, together with available borrowings under our senior credit facility and proceeds from the pending asset sales discussed above, will be sufficient to permit us to meet our financial obligations and to fund our existing operations for the foreseeable future.

On November 7, 2002, Standard & Poor’s Ratings Services placed our B+ corporate credit rating on credit watch with negative implications. If we were downgraded by Standard & Poor’s, our ability to raise capital on acceptable terms, or at all‚ could be impaired.

Recent Accounting Pronouncements

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148). SFAS 148 amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS

123), to provide alternative methods of transition to SFAS 123 fair value method of account for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant account policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. Because the Company has no stock-based employee compensation, SFAS 148 has no impact on its financial position, results of operations or related disclosures.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which is effective immediately for all enterprises with interest in variable interest entities created after January 31, 2003. FIN 46 must be applied to interests in variable interest entities created before February 1, 2003 beginning in the first interim period beginning after June 15, 2003. We do not have any interest in any variable interest entities as of January 31, 2003. We will apply the provisions of FIN 46 in future periods should a variable interest entity be acquired.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

PART II

ITEM 1.

LEGAL PROCEEDINGS

We currently are not a party to any material lawsuit or proceeding.

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

_____________

*

Filed herewith

(b)

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTMEDIA OPERATING, INC. (Registrant)
DATE: MAY 10, 2003	By:	/s/ STEVEN DINETZ

Steven Dinetz, Chief Executive Officer and President (Principal Executive Officer)

DATE: MAY 10, 2003	By:	/s/ SEAN R. STOVER

Sean R. Stover, Chief Financial Officer (Principal Financial Officer)

DATE: MAY 10, 2003	By:	/s/ SCHUYLER HANSEN

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 10, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 10, 2003

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