Form 10-Q
period 2003-06-30
NEXTMEDIA OPERATING INC
filed 2003-08-13
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number: 333-84416

NextMedia Operating, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-154397
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6312 S. Fiddlers Green Circle, Suite 360E Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

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

The total number of shares of common stock, par value $.01 per share, outstanding as of August 13, 2003 was 3,000.  The Registrant has no other class of common stock outstanding.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31, 2002	June 30, 2003

Assets
Current assets:
Cash and cash equivalents	$14,446	$11,100
Accounts receivable, net of allowance for doubtful accounts of $1,248 and $1,128, respectively	14,407	16,441
Prepaid expenses and other current assets	2,225	2,889

Total current assets	31,078	30,430
Property and equipment, net	53,103	57,954
Other assets	13,674	12,697
Goodwill, net	119,259	148,963
FCC licenses, net	256,410	282,159
Other intangibles, net	960	8,126
Assets held for sale	5,411	—

Total assets	$479,895	$540,329

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$2,481	$1,265
Accrued expenses	15,740	15,412
Deferred revenue	622	795
Other	9	169

Total current liabilities	18,852	17,641
Long-term debt	197,276	233,974
Deferred tax liability	4,311	10,245
Other long-term liabilities	2,088	2,104

Total liabilities	222,527	263,964

Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, par value $0.01 per share, 3,000 shares authorized, issued and outstanding, respectively	1	1
Additional paid-in capital	325,436	352,577
Accumulated deficit	(68,069)	(76,213)

Total stockholder’s equity	257,368	276,365

Total liabilities and stockholder’s equity	$479,895	$540,329

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Gross revenue	$25,635	$29,992	$46,018	$55,430
Less: agency commissions	2,007	2,297	3,572	4,179

Net revenue	23,628	27,695	42,446	51,251
Market level expenses	15,125	16,608	28,318	31,943
Corporate expenses	2,237	2,443	4,328	4,381
Depreciation and amortization	1,312	2,688	2,553	5,037

Total operating expenses	18,674	21,739	35,199	41,361

Operating income	4,954	5,956	7,247	9,890
Interest expense, net	5,567	5,756	11,149	11,481
Other (income) expense	(1,041)	131	(73)	619

Income (loss) from continuing operations before income taxes	428	69	(3,829)	(2,210)
Provision for income taxes	2,329	3,054	17,869	5,935

Loss from continuing operations	(1,901)	(2,985)	(21,698)	(8,145)
Discontinued operations:
(Gain) loss from discontinued operations (including loss on disposition of $3,272 in 2002)	3,317	—	3,473	(1)

Net loss	$(5,218)	$(2,985)	$(25,171)	$(8,144)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months ended June 30,

	2002	2003

Cash Flows From Operating Activities
Net loss	$(25,171)	$(8,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,602	5,037
Non-cash interest expense	604	607
Provision for bad debt expense	669	371
Non-cash compensation expense	39	39
Unrealized (gain)/loss on interest rate swap	(921)	335
Provision for deferred taxes	17,869	5,935
Loss on pending sale and other dispositions	3,501	24
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,716)	(2,405)
Prepaid expenses and other assets	(501)	(687)
Accounts payable and accrued expenses	(759)	(1,560)
Deferred revenue	146	172
Other current liabilities	—	(60)

Net cash used in operating activities	(3,638)	(336)

Cash Flows From Investing Activities
Purchase of fixed assets	(3,145)	(2,963)
Payments for acquisitions, net of cash acquired	(7,554)	(68,767)
Purchase of short-term investments	(9,478)	—
Deferred selling costs	—	(239)
Proceeds from sale of properties	1,213	5,463

Net cash used in investing activities	(18,964)	(66,506)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	—	44,000
Repayment of revolving credit facilities	—	(7,500)
Equity capital contributions from Parent, net	185	27,100
Payments of financing related costs	(463)	(32)
Other	45	(72)

Net cash provided by (used in) financing activities	(233)	63,496

Decrease in cash and cash equivalents	(22,835)	(3,346)
Cash and cash equivalents at beginning of period	30,501	14,446

Cash and cash equivalents at end of period	$7,666	$11,100

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$10,684	$11,502

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

          The balances of certain prior periods have been reclassified to conform to the current period’s presentation.

2.   Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which is effective immediately for all enterprises with interest in variable interest entities created after January 31, 2003.  FIN 46 must be applied to interests in variable interest entities created before February 1, 2003 beginning in the first interim period beginning after June 15, 2003.  The Company has not had any interest in a variable interest entity during the period to which FIN 46 applies.  The Company will apply the provisions of FIN 46 in future periods should a variable interest entity be acquired.

          In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF No. 00-21”).  This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The Company does not expect that the adoption of EITF No. 00-21 will have a material impact on the Company’s financial statements.

          In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates.  The guidance should be applied prospectively. Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company’s financial statements.

          Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in the balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s first interim period beginning after June 15, 2003. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on the Company’s financial statements.

3.   Acquisitions and Dispositions

          Part of the Company’s operating strategy is to expand through prudent acquisition of broadcasting and outdoor advertising properties.  The Company acquired each of the advertising assets identified below to help achieve this objective.  In seeking acquisition opportunities, the Company generally seeks:  (i) assets in markets with a demographic propensity for growth (i.e., population growth above average, above average growth in retail sales, etc.), (ii) markets where the Company

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

believes it can assemble a group of assets generating over $1,000 in annual cash flow from operations, and (iii) assets in markets where the Company believes it can become a leader in terms of ratings, revenue share, or number of advertising faces.  Each of the acquisitions below meet at least one of these criteria.

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

          The results of operations of the assets acquired during the three and six months ended June 30, 2003 have been included in the Company’s income statement from the completion date of the applicable acquisition.  The results of operations of assets sold during the three and six months ended June 30, 2003 have been excluded from the Company’s income statement from the completion date of the applicable sale.

          The following unaudited pro forma income statement information has been prepared as if the acquisitions made during the year ended December 31, 2002 and the six months ended June 30, 2003 had occurred on January 1, 2002.  The pro forma income statement information is not necessarily indicative of the results, which actually would have occurred if these acquisitions had been consummated on January 1, 2002.

	Six months ended June 30,

	2002	2003

Net revenues	$49,674	$51,432
Total expenses	74,348	59,510

Net loss	$(24,674)	$(8,078)

          In April 2003, the Company entered into agreements to sell the assets of WAIT-AM in its Chicago suburban market to Newsweb Corporation for $8,250 and acquire the assets of KNHK-FM in Reno, Nevada from Citadel Broadcasting Company for $4,250.  In order to the purchase KNHK-FM in compliance with the FCC’s station ownership regulation, the Company will be required to divest a station in the Reno market.  Consequently, in July 2003, the Company entered into an agreement to sell the assets of KSRN-FM in Reno, Nevada to Lazer Broadcasting Corp. for $2.5 million in cash.  In May 2003, the Company entered into an agreement to sell certain of the assets of WJTW-FM in its Chicago suburban market to Hispanic Broadcasting Corporation for $21,000 in cash.  The Company expects each of the foregoing transactions to close as soon as practicable after the FCC terminates its “hold” on license transfer applications and begins to review and approve the applications.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

4.   Property and Equipment

          Property and equipment consist of the following:

	Depreciable Life	As of December 31, 2002	As of June 30, 2003

Land and improvements	—	$5,385	$5,916
Construction in progress	—	935	1,028
Buildings and improvements	20	8,308	9,413
Leasehold improvements	10	1,971	2,195
Broadcast equipment	5 – 20	7,042	8,194
Office equipment	7	1,691	1,738
Computer software and systems	3 – 5	1,638	1,780
Tower and antennae	5 – 20	3,250	4,518
Vehicles	3	1,376	1,694
Furniture and fixtures	7	1,176	1,313
Advertising displays	3 – 15	29,461	32,377

		62,233	70,166
Less accumulated depreciation		(9,130)	(12,212)

		$53,103	$57,954

5.   Intangible Assets

          Intangible assets consist of the following:

	Estimated Useful Life	As of December 31, 2002	As of June 30, 2003

Gross:
FCC licenses	—	$265,471	$291,220
Goodwill	—	120,185	149,889
Definite lived intangibles	—	2,356	11,441

		$388,012	$452,550

Less accumulated amortization:
FCC licenses	—	$(9,061)	$(9,061)
Goodwill	—	(926)	(926)
Definite lived intangibles	1 – 15	(1,396)	(3,315)

		(11,383)	(13,302)

		$376,629	$439,248

The aggregate change in goodwill and FCC licenses in the period from December 31, 2002 resulted entirely from the Company’s acquisitions of radio and outdoor assets during the period.  There were no impairment losses recognized during the period and no reporting units were disposed of.

While FCC licenses are renewed annually, under current regulations, the renewal is conditioned only on continued compliance with the terms of the license and payment of the annual license fee.  As a result, as long as the Company continues to comply with the license terms and pays the annual fee (both of which are within the Company’s control) the license will not expire or be revoked.  Additionally, the Company believes that there are no current competitive forces which threaten the viability of FCC licenses as a useful asset in the long-term.  Consequently, we believe that the license has an indefinite life as defined by SFAS 142.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

Definite lived Intangible Assets

          The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS 142.  These assets consist primarily of non-compete agreements and customer lists which are amortized over the respective estimated lives of the assets.  Total amortization expense from definite-lived intangible assets for the six months ended June 30, 2003 was approximately $1,919.  The following table presents management’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of the dates indicated.  The most significant definite-lived intangible assets acquired by the Company are existing customer bases which have relatively short useful lives due to customer turnover.  Consequently, the Company applies an accelerated amortization methodology to these assets.

2004	$2,145
2005	1,242
2006	748
2007	492
2008	340

6.   Accrued Expenses

          Accrued expenses consist of the following:

	As of December 31, 2002	As of June 30, 2003

Accrued compensation and bonuses	$1,298	$876
Accrued commissions	579	719
Accrued interest	10,253	10,073
Accrued property taxes	415	470
Accrued rents	574	426
Unfavorable leases	405	277
Accrued franchise taxes	461	307
Accrued insurance costs	530	739
Accrued music license fees	61	536
Net barter payable	233	285
Other	931	704

	$15,740	$15,412

7.   Long-Term Debt

          Long-term debt consists of the following:

	As of December 31, 2003	As of June 30, 2003

Revolving Credit Facility	$—	$36,500
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,724)	(2,526)

Total long-term debt	$197,276	$233,974

          The Company’s senior credit facility contains customary restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits.  Under the senior credit facility, the Company must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense.  If future financial results are not sufficient to meet the requirements of the Company’s financial covenants, the lenders could accelerate the payment of any outstanding principal and interest amounts.  Should this occur, the Company would attempt to obtain a waiver of the covenant violation from the lenders or seek an

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

alternate source of financing.  However, there can be no assurance that the Company would be able to obtain a waiver or an alternate source of financing.  As of June 30, 2003, the Company was in compliance with all of these covenants.  After taking into account these restrictive covenants, as of June 30, 2003, the Company had approximately $12.5 million of borrowing capacity under its senior credit facility.

          The Company’s 10.75% senior subordinated notes due 2011 require the Company to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year.  The indenture governing the notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends.  As of June 30, 2003, the Company was in compliance with these covenants.

8.   Commitments and Contingencies

          As of July 10, 2003, the Company had $1,428 in letters of credit outstanding as deposits to secure obligations.

          From time to time, the Company is subject to routine litigation incident to its business.  Management does not expect any of these matters to have a material adverse effect upon the Company’s liquidity, results of operations or financial position.

          The Company has no direct or indirect guarantees of indebtedness of others.

9.   Segment Data

          The Company has determined that two reportable operating segments—radio broadcasting and outdoor advertising—best reflect the Company’s current management and operations.

          The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements.  At June 30, 2003, the radio broadcasting segment included 60 radio stations owned and operated by the Company.  No stations or networks were operated pursuant to local marketing agreements during the periods presented.  All of these stations operate in domestic markets.

          The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues.  At June 30, 2003, the outdoor advertising segment owned or operated over 5,800 outdoor billboard displays and indoor advertising display faces in more than 2,900 retail locations across the United States.  All of these displays are located in domestic markets.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s audited consolidated financial statements contained in the Company’s annual report on Form 10-K as filed with the SEC on March 27, 2003.  There are no intersegment sales or transfers.

          There are no customers that comprise greater than 10% of the consolidated revenues or receivables of the Company for the periods presented.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,

	2002	2003	2002	2003

Net revenue:
Radio Broadcasting	$16,817	$19,472	$30,103	$35,377
Outdoor Advertising	6,811	8,223	12,343	15,874

Consolidated	23,628	27,695	42,446	51,251

Market level expenses:
Radio Broadcasting	10,121	11,515	19,074	21,738
Outdoor Advertising	5,004	5,093	9,244	10,205

Consolidated	15,125	16,608	28,318	31,943
Depreciation and amortization:
Radio Broadcasting	879	1,422	1,742	2,970
Outdoor Advertising	433	1,266	811	2,067

Consolidated	1,312	2,688	2,553	5,037

Segment profit:
Radio Broadcasting	5,817	6,535	9,287	10,669
Outdoor Advertising	1,374	1,864	2,288	3,602
Corporate Expenses	2,237	2,443	4,328	4,381

Operating income	4,954	5,956	7,247	9,890
Interest expense, net	5,567	5,756	11,149	11,481
Other (income) expense	(1,041)	131	(73)	619

Income (loss) from continuing operations before taxes	$428	$69	$(3,829)	$(2,210)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

	As of December 31,	As of June 30,
	2002	2003

Total identifiable assets:
Radio Broadcasting	$323,543	$376,245
Outdoor Advertising	156,352	164,084

Consolidated	$479,895	$540,329
Goodwill, net:
Radio Broadcasting	$—	$26,624
Outdoor Advertising	119,259	122,339

Consolidated	$119,259	$148,963

	Three months ended June 30,		Six months ended June 30,

	2002	2003	2002	2003

Addition to long-lived assets:
Radio Broadcasting	$1,155	$967	$2,341	$62,962
Outdoor Advertising	13,149	2,919	17,489	9,277

Consolidated	$14,304	$3,886	$19,830	$72,239

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

10.   Supplemental Guarantor Information

          NextMedia’s senior subordinated notes are guaranteed on a senior subordinated basis, jointly and severally, by all of NextMedia’s subsidiaries (the “Guarantor Subsidiaries”).  NextMedia has collateralized its revolving credit facility by granting a first priority-perfected pledge of its assets including, without limitation, the capital stock of NextMedia and its subsidiaries.

NextMedia Operating, Inc.
Supplemental Combining Balance Sheet
December 31, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Assets
Current assets:
Cash and cash equivalents	$14,951	$(505)	$—	$14,446
Accounts receivable, net	9,974	4,433	—	14,407
Prepaid and other current assets	426	1,799	—	2,225

Total current assets	25,351	5,727	—	31,078
Property and equipment, net	23,511	29,592	—	53,103
Goodwill and intangibles, net	438	376,191	—	376,629
Other	13,634	1,252	(1,212)	13,674
Assets held for sale	486	4,925	—	5,411
Investment in subsidiaries	410,963	—	(410,963)	—

Total assets	$474,383	$417,687	$(412,175)	$479,895

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$14,936	$5,128	$(1,212)	$18,852
Total current liabilities	14,936	5,128	(1,212)	18,852
Long-term debt	197,276	—	—	197,276
Other long-term liabilities	4,803	1,596	—	6,399

Total liabilities	217,015	6,724	(1,212)	222,527
Stockholder’s equity	257,368	410,963	(410,963)	257,368

Total liabilities and stockholder’s equity	$474,383	$417,687	$(412,175)	$479,895

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

NextMedia Operating, Inc.
Supplemental Combining Balance Sheet
June 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Assets
Current assets:
Cash and cash equivalents	$11,504	$(404)	$—	$11,100
Accounts receivable, net	11,900	4,541	—	16,441
Prepaid and other current assets	782	2,107	—	2,889

Total current assets	24,186	6,244	—	30,430
Property and equipment, net	26,315	31,639	—	57,954
Goodwill and intangibles, net	31,852	407,396	—	439,248
Other	10,772	963	962	12,697
Investment in subsidiaries	441,412	—	(441,412)	—

Total assets	$534,537	$446,242	$(440,450)	$540,329
Liabilities and Stockholder’s Equity
Current liabilities	$13,444	$3,235	$962	$17,641
Long-term debt	233,974	—	—	233,974
Other long-term liabilities	10,754	1,595	—	12,349

Total liabilities	258,172	4,830	—	263,964
Stockholder’s equity	276,365	441,412	(441,412)	276,365

Total liabilities and stockholder’s equity	$534,537	$446,242	$(440,450)	$540,329

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Three Months Ended June 30, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net revenue	$16,817	$6,811	$—	$23,628
Total operating expenses	10,121	5,004	—	15,125
Corporate expenses	1,465	772	—	2,237
Depreciation and amortization	879	433	—	1,312

Operating income (loss)	$4,352	$602	$—	$4,954
Interest expense, net	5,567	—	—	5,567
Other (income) expense	(1,043)	2	—	(1,041)
Equity in loss of subsidiaries	2,671	—	(2,671)	—

Income (loss) before provision for income taxes	(2,843)	600	2,671	428
Provision for income taxes	2,329	—	—	2,329

Net income (loss) from continuing operations	$(5,172)	$600	$2,671	$(1,901)
Loss on discontinued operations	46	3,271	—	3,317

Net loss after taxes	$(5,218)	$(2,671)	$2,671	$(5,218)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Three Months Ended June 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net revenue	$19,472	$8,223	$—	$27,695
Operating expenses	11,515	5,093	—	16,608
Corporate expenses	1,885	558	—	2,443
Depreciation and amortization	1,422	1,266	—	2,688

Operating income (loss)	4,650	1,306	—	5,956
Interest expense, net	5,756	—	—	5,756

Other (income) expense	121	10	—	131
Equity in earnings of subsidiaries	(1,296)	—	1,296	—

Income (loss) before provision for income taxes	69	1,296	(1,296)	69
Provision for income taxes	3,054	—	—	3,054

Net income (loss) from continuing operations	(2,985)	1,296	(1,296)	(2,985)
Income from discontinued operations	—	—	—	—

Net income (loss)	$(2,985)	$1,296	$(1,296)	$(2,985)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Six Months Ended June 30, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net revenue	$30,103	$12,343	$—	$42,446
Total operating expenses	19,073	9,245	—	28,318
Corporate expenses	2,834	1,494	—	4,328
Depreciation and amortization	1,742	811	—	2,553

Operating income (loss)	$6,454	$793	$—	$7,247
Interest income expense, net	11,152	(3)	—	11,149
Other (income) loss	(75)	2	—	(73)
Equity in loss of subsidiaries	2,478	—	(2,478)	—

Income (loss) before provision for income taxes	(7,101)	794	2,478	(3,829)
Provision for income taxes	17,869	—	—	17,869

Net income (loss) from continuing operations	$(24,970)	$794	$2,478	$(21,698)
Loss on discontinued operations	201	3,272	—	3,473

Net income (loss) after taxes	$(25,171)	$(2,478)	$2,478	$(25,171)

NextMedia Operating, Inc.
Supplemental Combining Statement of Operations
For the Six Months Ended June 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net revenue	$35,377	$15,874	$—	$51,251
Total operating expenses	21,738	10,205	—	31,943
Corporate expenses	3,345	1,036	—	4,381
Depreciation and amortization	2,970	2,067	—	5,037

Operating income (loss)	$7,324	$2,566	$—	$9,890
Interest expense, net	11,481	—	—	11,481
Other income	601	18	—	619
Equity in earnings of subsidiaries	(2,548)	—	2,548	—

Income (loss) before provision for income taxes	(2,210)	2,548	(2,548)	(2,210)
Provision for income taxes	5,935	—	—	5,935
Net income (loss) from continuing operations	$(8,145)	$2,548	$(2,548)	$(8,145)
(Income) Loss on discontinued operations	(1)	—	—	(1)

Net income (loss) after taxes	$(8,144)	$2,548	$(2,548)	$(8,144)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands)

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Six Months Ended June 30, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net Cash provided by (used in) operations	$(5,390)	$1,752	$—	$(3,638)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,086)	(2,059)	—	(3,145)
Payments for acquisitions, net of cash acquired	(7,554)	—	—	(7,554)
Proceeds from sale of assets	1,213	—	—	1,213
Purchase of short term investments	(9,478)	—	—	(9,478)

Net cash used in investing activities	(16,905)	(2,059)	—	(18,964)

Cash Flows From Financing Activities
Capital contributions from Parent	185	—	—	185
Payments of financing related costs	(463)	—	—	(463)
Other	(75)	120	—	(45)

Net cash used in financing activities	(353)	120	—	(233)

Net decrease in cash	(22,648)	(187)	—	(22,835)
Cash at beginning of period	31,044	(543)	—	30,501

Cash at end of period	$8,396	$(730)	$—	$7,666

NextMedia Operating, Inc.
Supplemental Combining Statement of Cash Flows
For the Six Months Ended June 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total

Net cash provided by (used in) operations	$(2,438)	$2,102	$—	$(336)

Cash Flows From Investing Activities
Purchase of fixed assets	(962)	(2,001)	—	(2,963)
Payments for acquisitions, net of cash acquired	(68,767)	—	—	(68,767)
Deferred sellings costs	(239)	—	—	(239)
Proceeds from sale of assets	5,463	—	—	5,463

Net cash used in investing activities	(64,505)	(2,001)	—	(66,506)

Cash Flows From Financing Activities			—
Proceeds from revolving credit facilities	44,000	—	—	44,000
Repayment of revolving credit facilities	(7,500)	—	—	(7,500)
Capital contributions from Parent	27,100	—	—	27,100
Payments of financing related costs	(32)	—	—	(32)
Other	(72)	—	—	(72)

Net cash provided by financing activities	63,496	—	—	63,496

Net decrease in cash	(3,447)	101	—	(3,346)
Cash at beginning of period	14,951	(505)	—	14,446

Cash at end of period	$11,504	$(404)	$—	$11,100

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

Results of Operations

          The following table presents certain summary historical financial data in dollars (in thousands) and as a percentage of net revenues for the periods indicated on a consolidated basis and for each of our out-of-home media divisions.

	Three Months Ended June 30,				Six Months Ended June 30,

	2002	%	2003	%	2002	%	2003	%

Consolidated Operating Data:
Net revenues	$23,628	100.0	$27,695	100.0	$42,446	100.0	$51,251	100.0
Market level expenses	15,125	64.0	16,608	60.0	28,318	66.7	31,943	62.3
Corporate expenses	2,237	9.5	2,443	8.8	4,328	10.2	4,381	8.5
Depreciation and amortization	1,312	5.6	2,688	9.7	2,553	6.0	5,037	9.8

Operating income (loss)	4,954	21.0	5,956	21.5	7,247	17.1	9,890	19.3
Interest expense, net	5,567		5,756		11,149		11,481
Other (income) expense, net	(1,041)		131		(73)		619
Provision for income taxes	2,329		3,054		17,869		5,935
(Gain) loss on discontinued operations	3,317		—		3,473		(1)

Net loss	$(5,218)		$(2,985)		$(25,171)		$(8,144)

Radio Broadcasting Operating Data:
Net revenues	$16,817	100.0	$19,472	100.0	$30,103	100.0	$35,377	100.0
Market level expenses	10,121	60.2	11,515	59.1	19,074	63.4	21,738	61.4
Depreciation and amortization	879	5.2	1,422	7.3	1,742	5.8	2,970	8.4

Segment operating income	$5,817	34.6	$6,535	33.6	$9,287	30.9	$10,669	30.2

Outdoor Advertising Operating Data:
Net revenues	$6,811	100.0	$8,223	100.0	$12,343	100.0	$15,874	100.0
Market level expenses	5,004	73.5	5,093	61.9	9,244	74.9	10,205	64.3
Depreciation and amortization	433	6.4	1,266	15.4	811	6.6	2,067	13.0

Segment operating income	$1,374	20.2	$1,864	22.7	$2,288	18.5	$3,602	22.7

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

          Net Revenues.  Consolidated net revenues increased $4.1 million to $27.7 million in 2003 from $23.6 million in 2002.  Radio net revenues increased $2.7 million to $19.5 million in 2003 from $16.8 million in 2002.  Outdoor advertising net revenues increased $1.4 million to $8.2 million in 2003 from $6.8 million in 2002.  Because of a relatively soft advertising environment, revenues generated by assets owned and operated in both periods was approximately flat and the increase was due primarily to our completion of acquisitions in 2002 and 2003.  While this trends appears to be continuing into the third quarter of 2003, management does not have significant visibility beyond that period due to the rapidly changing nature of the advertising environment.  However, due to completed acquisitions, management expects revenue in the third and fourth quarters of 2003 to exceed revenue of the third and fourth quarters of 2002.

          Market Level Expenses.  Consolidated market level expenses increased $1.5 million to $16.6 million in 2003 from $15.1 million in 2002.  Radio market level expenses increased $1.4 million to $11.5 million in 2003 from $10.1 million in 2002.  Outdoor advertising market level expenses increased $89,000 to $5.1 million in 2003 from $5.0 million in 2002.  These increases were attributable primarily to our completion of acquisitions in 2002 and 2003.  As a percentage of net revenues, consolidated market level expenses decreased from 64.0% to 60.0% since fixed costs did not increase at the same rate as revenues.

          Corporate Expenses.  Corporate expenses increased $206,000 to $2.4 million in 2003 from $2.2 million in 2002.  This increase was due primarily to severance costs of approximately $400,000 associated with the reduction of corporate staff offset by a reduction in personal costs during the three months ended June 30, 2003.  As a percentage of net revenues, corporate expenses declined from 9.5% to 8.8% because the growth in revenue did not require a proportional increase in corporate costs.

          Depreciation and Amortization.  Consolidated depreciation and amortization increased $1.4 million to $2.7 million in 2003 from $1.3 million in 2002.  Radio depreciation and amortization increased $543,000 to $1.4 million in 2003 from $879,000 in 2002.  Outdoor advertising depreciation and amortization increased $833,000 to $1.3 million in 2003 from $433,000 in 2002.  The increases in radio and outdoor depreciation and amortization were attributable to acquisitions during 2002 and 2003 which resulted in the addition of depreciable fixed assets and definite lived intangibles which are amortized over their useful lives.

          Interest and Other Income (Expense) Net.  Interest expense, net, increased to $5.8 million in 2003 from $5.6 million in 2002 due to indebtedness incurred in connection with our acquisitions.  Other income (expense), net decreased to a $131,000 expense in 2003 primarily as a result of a non-cash loss on our interest rate swap arrangements during the 2003 period.

          Income Tax.  We record deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and broadcast licenses that are deductible for tax purposes, but are no longer amortized for book purposes.  We record this valuation allowance as we continue to expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period.  The Company does not have any current income taxes.

          Discontinued Operations.  In the second quarter of 2002, we entered into an agreement to sell the assets of radio stations, WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in Panama City, Florida in exchange for approximately $5.5 million.  This sale was completed in January 2003.  Accordingly, the results of operations of these stations have been classified as discontinued operations in all periods prior to the consummation of the sale.  The discontinued operations include a loss on disposition of approximately $3.2 million during the three months ended June 30, 2002.

          Net Loss.  Consolidated net loss decreased $2.2 million to $3.0 million in 2003 from $5.2 million in 2002 as a result of the factors described above.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

          Net Revenues.  Consolidated net revenues increased $8.9 million to $51.3 million in 2003 from $42.4 million in 2002.  Radio net revenues increased $5.3 million to $35.4 million in 2003 from $30.1 million in 2002.  Outdoor advertising net revenues increased $3.6 million to $15.9 million in 2003 from $12.3 million in 2002.  Revenues generated by assets owned and operated in both periods contributed approximately $1.7 million of the increase, while the remainder of the increase was due primarily to our completion of acquisitions in 2002 and 2003.

          Market Level Expenses.  Consolidated market level expenses increased $3.6 million to $31.9 million in 2003 from $28.3 million in 2002.  Radio market level expenses increased $2.6 million to $21.7 million in 2003 from $19.1 million in 2002.  Outdoor advertising market level expenses increased $1.0 to $10.2 million in 2003 from $9.2 million in 2002.  These increases were attributable primarily to our completion of acquisitions in 2002 and 2003.  As a percentage of net revenues, consolidated market level expenses decreased from 66.7% to 62.3% since fixed costs did not increase at the same rate as revenues.

          Corporate Expenses.  Corporate expenses increased $53,000 to $4.4 million in 2003 from $4.3 million in 2002.  This increase was due primarily to severance costs of approximately $400,000 associated with the reduction of corporate staff offset by a reduction in personal costs during the six months ended June 30, 2003.  As a percentage of net revenues, corporate expenses declined from 10.2% to 8.5% because the growth in revenue did not require a proportional increase in corporate costs.

          Depreciation and Amortization.  Consolidated depreciation and amortization increased $2.4 million to $5.0 million in 2003 from $2.6 million in 2002.  Radio depreciation and amortization increased $1.3 million to $3.0 million in 2003 from $1.7 million in 2002.  Outdoor advertising depreciation and amortization increased $1.3 million to $2.1 million in 2003 from $811,000 in 2002.  The increases in radio and outdoor depreciation and amortization were attributable to acquisitions during 2002 and 2003 which resulted in the addition of depreciable fixed assets and definite lived intangibles which are amortized over their useful lives.

          Interest and Other Income (Expense) Net.  Interest expense, net, increased to $11.5 million in 2003 from $11.1 million in 2002 due to indebtedness incurred in connection with our acquisitions.  Other income (expense), net decreased to a $619,000 expense in 2003 primarily as a result of a non-cash loss on our interest rate swap arrangements during the 2003 period.

          Income Tax.  In connection with the adoption of SFAS 142 and suspension of amortization of FCC licenses and goodwill, we determined that our deferred tax liabilities will not reverse within our net operating loss carry-forward period.  Accordingly, on January 1, 2002, we recorded a one time non-cash charge of $11,600 to deferred tax expense to establish an additional valuation allowance against our deferred tax assets.  We recorded additional deferred tax expense throughout 2002 to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized for book purposes.

          In the current year, we continue to record deferred tax expense to establish a valuation allowance for deferred tax assets created as we continue to expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period.  The Company does not have any current income taxes.

          Discontinued Operations.  In the second quarter of 2002, we entered into an agreement to sell the assets of radio stations, WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in Panama City, Florida in exchange for approximately $5.5 million.  This sale was completed in January 2003.  Accordingly, the results of operations of these stations have been classified as discontinued operations in all periods prior to the consummation of the sale.  The discontinued operations include a loss on disposition of approximately $3.2 million during the six months ended June 30, 2002.

          Net Loss.  Consolidated net loss decreased $17.1 million to $8.1 million in 2003 from $25.2 million in 2002 as a result of the factors described above.

Liquidity and Capital Resources

          Our cash and cash equivalents balance at June 30, 2003 was approximately $11.1 compared to $14.4 million at December 31, 2002.  The Company maintains these cash balances at the end of the second and fourth quarter of its fiscal year in preparation for making semi-annual interest payments (due July 1 and January 1) of approximately $10.8 million on its 10¾% senior subordinated notes.

          Net cash used in operating activities was $336,000 and $3.6 million for the six months ended June 30, 2003 and 2002, respectively.  The decrease in our net cash used in operating activities was due primarily to the additional operating income resulting from acquisitions completed during 2002 and 2003.

          Net cash provided by financing activities was $63.5 million for the six months ended June 30, 2003 compared to cash used in financing activities of $233,000 for the six months ended June 30, 2002.  During the six months ended June 30, 2002, there were no significant acquisitions; consequently, there was no significant financing activity.  Net cash used in investing activities was $66.5 million and $19.0 million for the six months ended June 30, 2003 and 2002, respectively.  These cash flows primarily reflect expenditures for acquisitions and capital expenditures.

Sources and Uses of Funds

          We use a significant portion of our capital resources to consummate acquisitions.  Through June 30, 2003, we funded our acquisitions from the following sources:  equity contributions of approximately $354.1 million from our indirect parent, NextMedia Investors, which in turn were funded by equity investments from several private investment funds and our senior management, and net borrowings of approximately $234.0 million.  We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing.  There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

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

          In February 2003, we acquired certain outdoor advertising assets in New Jersey for approximately $4.7 million, $600,000 of which we funded in 2002 and the balance of which we funded at the time of acquisition with additional borrowings under the senior credit facility and cash on hand.

          Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits.  Under the senior credit facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense.  If future financial results are not sufficient to meet the requirements of the Company’s financial covenants, the lenders could accelerate the payment of any outstanding principal and interest amounts.  Should this occur, the Company would attempt to obtain a waiver of the covenant violation from the lenders or seek an alternate source of financing.  However, there can be no assurance that the Company would be able to obtain a waiver or an alternate source of financing. As of June 30, 2003, we were in compliance with all of these covenants.  After taking into account these restrictive covenants, as of June 30, 2003, we had approximately $12.5 million of borrowing capacity under our senior credit facility.

          In April 2003, we entered into agreements to sell the assets of WAIT-AM in our Chicago suburban market to Newsweb Corporation for $8,250 and acquire the assets of KNHK-FM in Reno, Nevada from Citadel Broadcasting Company for $4,250.  Subsequent to the purchase of KNHK-FM, in order to comply with the FCC’s station ownership regulation, we will be required to divest of a station in the Reno market.  Consequently, in July 2003, we entered into an agreement to sell the assets of KSRN-FM in Reno, Nevada to Lazer Broadcasting Corp. for $2.5 million in cash.  In May 2003, we entered into an agreement to sell certain of the assets of WJTW-FM in our Chicago suburban market to Hispanic Broadcasting Corporation for $21,000 in cash.  We expect each of the foregoing transactions to close as soon as practicable after the FCC terminates its “hold” on license transfer applications and begins to review and approve the applications.

          Capital expenditures in the six months ended June 30, 2003 decreased slightly to $3.0 million from $3.1 million for the six months ended June 30, 2002.  The following table sets forth our capital expenditures for the six months ended June 30, 2003.  Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures.  Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations.  Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

Six Months Ended June 30, 2003

(in thousands)
Recurring	$1,159
Non-recurring	183
Revenue producing	1,621

Total capital expenditures	$2,963

          Our 10.75% senior subordinated notes due 2011 require us to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year.  The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends.  As of June 30, 2003, we were in compliance with these covenants.

          We believe that cash from operations, together with available borrowings under our senior credit facility and proceeds from the pending asset sales discussed above, will be sufficient to permit us to meet our financial obligations and to fund our existing operations for the foreseeable future.

          Standard & Poor’s Ratings Services has maintained our B+ corporate credit rating on credit watch with negative implications.  If we were downgraded by Standard & Poor’s, our ability to raise capital on acceptable terms, or at all‚ could be impaired.

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

          In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements.  We do not expect that the adoption of EITF No. 00-21 will have a material impact on our financial statements.

          In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates.  The guidance should be applied prospectively. Management anticipates that the adoption of SFAS No. 149 will not have a material impact on our financial statements.

          Also in May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in the balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our first interim period beginning after June 15, 2003. Management anticipates that the adoption of SFAS No. 150 will not have a material impact on our financial statements.

Forward-Looking Statements

          Certain statements discussed in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to management’s expectations, strategic objectives, business prospects, trends, anticipated economic performance and financial condition and other similar matters and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, trends, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. These risks, uncertainties and other important factors include, among others:  general economic and business conditions, the cyclical nature of our business, the volume of advertising spending, competition, regulatory initiatives, customer preferences and various other matters, many of which are beyond our control.   Forward-looking statements speak only as of the date of the document in which they are made, and we disclaim any obligation to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

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

ITEM 4.     CONTROLS AND PROCEDURES

          Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

          There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

We currently are not a party to any material lawsuit or proceeding.

ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Filed herewith

(b)     Reports on Form 8-K

On May 14, 2003, we filed a Current Report on Form 8-K announcing earnings results for the quarter ended March 31, 2003.

On August 7, 2003, we filed a Current Report on Form 8-K announcing earnings results for the quarter ended June 30, 2003.

On August 11, 2003, we filed a Current Report on Form 8-K filing required certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTMEDIA OPERATING, INC.
(Registrant)

DATE: AUGUST 13, 2003	By:	/s/ STEVEN DINETZ

Steven Dinetz, Chief Executive Officer and President (Principal Executive Officer)

DATE: AUGUST 13, 2003	By:	/s/ SEAN R. STOVER

Sean R. Stover, Chief Financial Officer (Principal Financial Officer)

DATE: AUGUST 13, 2003	By:	/s/ SCHUYLER HANSEN

Schuyler Hansen, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.