Form 10-Q
period 2003-09-30
NEXTMEDIA OPERATING INC
filed 2003-11-13
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The total number of shares of common stock, par value $.01 per share, outstanding as of November 13, 2003 was 3,000. The Registrant has no other class of common stock outstanding.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	September 30, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,446	$631
Accounts receivable, net of allowance for doubtful accounts of $1,248 and $1,268, respectively	14,407	15,941
Prepaid expenses and other current assets	2,225	2,751

Total current assets	31,078	19,323
Property and equipment, net	53,103	57,343
Other assets	13,674	13,283
Goodwill, net	119,259	150,318
FCC licenses, net	256,410	280,178
Other intangibles, net	960	9,543
Assets held for sale	5,411	—

Total assets	$479,895	$529,988

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$2,481	$1,496
Accrued expenses	15,740	10,380
Deferred revenue	622	811
Other	9	883

Total current liabilities	18,852	13,570
Long-term debt	197,276	208,554
Deferred tax liability	4,311	13,311
Other long-term liabilities	2,088	1,661

Total liabilities	222,527	237,096

Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, par value $0.01 per share, 3,000 shares authorized, issued and outstanding, respectively	1	1
Additional paid-in capital	325,436	352,594
Accumulated deficit	(68,069)	(59,703)

Total stockholder’s equity	257,368	292,892

Total liabilities and stockholder’s equity	$479,895	$529,988

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Gross revenue	$25,903	$30,191	$71,922	$85,621
Less: agency commissions	2,037	2,408	5,610	6,587

Net revenue	23,866	27,783	66,312	79,034
Market level expenses, exclusive of depreciation and amortization shown separately below	15,095	17,170	43,412	49,113
Corporate expenses	2,087	1,938	6,416	6,319
Depreciation and amortization	1,373	2,759	3,927	7,797
LMA fees	—	12	—	12

Total operating expenses	18,555	21,879	53,755	63,241

Operating income	5,311	5,904	12,557	15,793
Interest expense, net	5,638	6,181	16,785	17,662
Other income	(884)	(19,852)	(956)	(19,233)

Income (loss) from continuing operations before income taxes	557	19,575	(3,272)	17,364
Provision for income taxes	1,783	3,065	19,652	9,000

Income (loss) from continuing operations	(1,226)	16,510	(22,924)	8,364
Discontinued operations:
(Income) loss from discontinued operations (including loss on disposition of $3,272 in 2002)	—	—	3,473	(1)

Net income (loss)	$(1,226)	$16,510	$(26,397)	$8,365

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months ended September 30,
	2002	2003
Cash Flows From Operating Activities
Net income (loss)	$(26,397)	$8,365
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,975	7,797
Non-cash interest expense	924	923
Provision for bad debt expense	779	656
Non-cash compensation expense	59	59
Other gains	(1,636)	(822)
Provision for deferred taxes	19,652	9,000
Gain on sale of assets	—	(18,856)
Loss on pending sale and other asset dispositions	3,517	191
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,508)	(2,201)
Prepaid expenses and other assets	(679)	(523)
Accounts payable and accrued expenses	(6,540)	(6,400)
Deferred revenue	114	183
Other current liabilities	—	(57)

Net cash used in operating activities	(7,740)	(1,685)

Cash Flows From Investing Activities
Purchase of fixed assets	(4,221)	(3,961)
Payments for acquisitions, net of cash acquired	(36,826)	(71,888)
Purchase of short-term investments	(9,478)	—
Sale of short-term investments	9,478	—
Proceeds from sale of properties	1,201	25,955

Net cash used in investing activities	(39,846)	(49,894)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	—	44,000
Repayment of revolving credit facilities	—	(33,000)
Equity capital contributions from Parent, net	25,044	27,100
Other	(288)	(336)

Net cash provided by financing activities	24,756	37,764

Decrease in cash and cash equivalents	(22,830)	(13,815)
Cash and cash equivalents at beginning of period	30,501	14,446

Cash and cash equivalents at end of period	$7,671	$631

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$21,956	$22,049

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which is effective immediately for all enterprises with interest in variable interest entities created after January 31, 2003. FIN 46 must be applied to interests in variable interest entities created before February 1, 2003 beginning in the first interim or annual period beginning after December 15, 2003. During the three month period ended September 30, 2003, the Company entered into an LMA agreement to operate a station in the Lubbock, Texas market. The Company considered the applicability of FIN 46 to this LMA agreement and determined that, in this case, the LMA agreement did not meet the criteria established by FIN 46 for consolidation.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in the balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

3.	Acquisitions and Dispositions

Part of the Company’s operating strategy is to expand through prudent acquisition of broadcasting and outdoor advertising properties. The Company acquired each of the assets identified below to help achieve this objective. In seeking acquisition opportunities, the Company generally seeks: (i) assets in markets with a demographic propensity for growth (i.e., population growth above average, above average growth in retail sales, etc.), (ii) markets where the Company believes it can assemble a group of assets generating over $1,000 in annual cash flow from operations, and (iii) assets in markets where the Company believes it can become a

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

leader in terms of ratings, revenue share, or number of advertising faces. Each of the acquisitions below meets at least one of these criteria.

In September 2003, the Company completed the sale of certain of the assets of WJTW-FM licensed to Joliet, Illinois to Hispanic Broadcasting Corporation for $21,000 in cash. We recognized an $18,900 gain related to the disposition.

The results of operations of the assets acquired during the three and nine months ended September 30, 2003 have been included in the Company’s income statement from the completion date of the applicable acquisition. The results of operations of assets sold during the three and nine months ended September 30, 2003 have been excluded from the Company’s income statement from the completion date of the applicable sale.

The following unaudited pro forma income statement information has been prepared as if the acquisitions and dispositions made during the year ended December 31, 2002 and the nine months ended September 30, 2003 had occurred on January 1, 2002. The pro forma income statement information is not necessarily indicative of the results, which actually would have occurred if these acquisitions and dispositions had been consummated on January 1, 2002.

	Nine months ended September 30,
	2002	2003
Net revenues	$76,358	$78,723
Total expenses	104,167	71,856

Net income (loss)	$(27,809)	$6,867

In April 2003, the Company entered into agreements to sell the assets of WAIT-AM in its Chicago suburban market to Newsweb Corporation for $8,250 and acquire the assets of KNHK-FM in Reno, Nevada from Citadel Broadcasting Company for $4,250. In October 2003, the Company completed the sale of WAIT-FM and, accordingly, we expect to record a gain related to this disposition in the fourth quarter of 2003. In order to purchase KNHK-FM in compliance with the FCC’s station ownership regulation, the Company will be required to divest a station in the Reno market. Consequently, in July 2003, the Company entered into an agreement to sell the assets of KSRN-FM in Reno, Nevada to Lazer Broadcasting Corp. for $2,500 in cash. The Company expects to complete the purchase of KNHK-FM and the sale of KSRN-FM in the fourth quarter of 2003. Additionally, in October 2003, the Company entered into an agreement to acquire radio station WCCQ-FM licensed to Crest Hill, Illinois for $14,000. The Company expects the acquisition of WCCQ-FM to be completed in the first quarter of 2004.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

4.	Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31, 2002	As of September 30, 2003
Land and improvements	—	$5,385	$5,729
Construction in progress	—	935	1,092
Buildings and improvements	20	8,308	9,448
Leasehold improvements	10	1,971	2,205
Broadcast equipment	5 – 20	7,042	8,491
Office equipment	7	1,691	1,768
Computer software and systems	3 – 5	1,638	1,839
Tower and antennae	5 – 20	3,250	4,602
Vehicles	3	1,376	1,720
Furniture and fixtures	7	1,176	1,313
Advertising displays	3 – 15	29,461	32,872

		62,233	71,079
Less accumulated depreciation		(9,130)	(13,736)

		$53,103	$57,343

5.	Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life	As of December 31, 2002	As of September 30, 2003
Gross:
FCC licenses	—	$265,471	$289,179
Goodwill	—	117,718	148,627
Other indefinite lived intangibles	—	2,467	2,617
Definite lived intangibles	—	2,356	14,058

		$388,012	$454,481

Less accumulated amortization:
FCC licenses	—	$(9,061)	$(9,001)
Goodwill	—	(926)	(926)
Other indefinite lived intangibles	—	—	—
Definite lived intangibles	1 – 15	(1,396)	(4,515)

		(11,383)	(14,442)

		$376,629	$440,039

The aggregate change in goodwill and FCC licenses in the period from December 31, 2002 to September 30, 2003 resulted entirely from the Company’s acquisitions and dispositions of radio and outdoor assets. There were no impairment losses recognized during the period and no reporting units were disposed of. Other indefinite lined intangibles consist primarily of easements related to certain of our outdoor advertising locations.

While FCC licenses are renewed annually, under current regulations, renewal is conditioned only on continued compliance with the terms of the license and payment of the annual license fee. As a result, as long as the Company continues to comply with the license terms and pays the annual fee (both of which are within the Company’s control) the license will not expire or be revoked. Additionally, the Company believes that there are no current competitive forces which threaten the viability of FCC licenses as a useful asset in the long-term. Consequently, we believe that the FCC licenses have indefinite lives as defined by SFAS 142.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

Definite lived Intangible Assets

The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS 142. These assets consist primarily of non-compete agreements and customer lists which are amortized over the respective estimated lives of the assets. Total amortization expense from definite-lived intangible assets for the nine months ended September 30, 2003 was approximately $3,118. The following table presents management’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of the dates indicated. The most significant definite-lived intangible assets acquired by the Company are existing customer bases which have relatively short useful lives due to customer turnover. Consequently, the Company applies an accelerated amortization methodology to these assets.

2004	$2,145
2005	1,242
2006	748
2007	492
2008	340

6.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2002	As of September 30, 2003
Accrued compensation and bonuses	$1,298	$1,202
Accrued commissions	579	709
Accrued interest	10,253	5,433
Accrued property taxes	415	414
Accrued rents	574	557
Unfavorable leases	405	21
Accrued franchise taxes	461	296
Accrued insurance costs	530	750
Accrued music license fees	61	236
Net barter payable (receivable)	233	(28)
Other	931	790

	$15,740	$10,380

7.	Long-Term Debt

Long-term debt consists of the following:

	As of December 31, 2003	As of September 30, 2003
Senior Credit Facility	$—	$11,000
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,724)	(2,446)

Total long-term debt	$197,276	$208,554

The Company’s senior credit facility contains customary restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the senior credit facility, the Company must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. If future financial results are not sufficient to meet the requirements of the Company’s financial covenants, the lenders could accelerate the payment of any outstanding principal and interest amounts. Should this occur, the Company would attempt to obtain a waiver of the covenant violation from the lenders or seek an alternate source of financing on terms acceptable to the Company, if at all. However, there can be no assurance that the Company would be able to obtain a waiver or an alternate source of financing. As of

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

September 30, 2003, the Company was in compliance with all of these covenants. After taking into account these restrictive covenants, as of September 30, 2003, the Company had approximately $29.0 million of borrowing capacity under its senior credit facility.

The Company’s 10.75% senior subordinated notes due 2011 require the Company to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. As of September 30, 2003, the Company was in compliance with these covenants.

8.	Commitments and Contingencies

As of November 10, 2003, the Company had $3,967 in letters of credit outstanding as deposits to secure obligations.

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

The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements. At September 30, 2003, the radio broadcasting segment included 60 radio stations operated by the Company. No stations or networks were operated pursuant to a local marketing agreement during the periods presented other than KBTE-FM in Lubbock, Texas. All of these stations operate in domestic markets.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues. At September 30, 2003, the outdoor advertising segment owned or operated over 6,200 outdoor billboard displays and indoor advertising display faces in more than 3,000 retail locations across the United States. All of these displays are located in domestic markets.

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

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net revenue:
Radio Broadcasting	$16,761	$19,033	$46,864	$54,410
Outdoor Advertising	7,105	8,750	19,448	24,624

Consolidated	23,866	27,783	66,312	79,034

Market level expenses:
Radio Broadcasting	10,336	11,562	29,409	33,299
Outdoor Advertising	4,759	5,608	14,003	15,814

Consolidated	15,095	17,170	43,412	49,113
Depreciation and amortization:
Radio Broadcasting	894	1,499	2,636	4,469
Outdoor Advertising	479	1,260	1,291	3,328

Consolidated	1,373	2,759	3,927	7,797
LMA fees – Radio	—	12	—	12
Segment profit:
Radio Broadcasting	5,531	5,960	14,819	16,630
Outdoor Advertising	1,867	1,882	4,154	5,482
Corporate Expenses	2,087	1,938	6,416	6,319

Operating income	5,311	5,904	12,557	15,793
Interest expense, net	5,638	6,181	16,785	17,662
Other (income) expense	(884)	(19,852)	(956)	(19,233)

Income (loss) from continuing operations before taxes	$557	$19,575	$(3,272)	$17,364

			As of December 31, 2002	As of September 30, 2003
Total identifiable assets:
Radio Broadcasting			$323,543	$362,999
Outdoor Advertising			156,352	166,989

Consolidated			$479,895	$529,988
Goodwill, net:
Radio Broadcasting			$—	$26,628
Outdoor Advertising			119,259	123,690

Consolidated			$119,259	$150,318

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Addition to long-lived assets:
Radio Broadcasting	$397	$782	$2,738	$63,743
Outdoor Advertising	31,798	4,454	49,287	13,731

Consolidated	$32,195	$5,236	$52,025	$77,474

10.	Legal Matters

In January 2003, we withheld approximately $1.5 million from PNE Media (which represents a net working capital payment otherwise payable to PNE Media) as an offset to indemnification claims in accordance with the contribution and purchase and sale agreement related to our 2001 acquisition of certain outdoor advertising assets of PNE Media. In May 2003, PNE Media filed a demand for arbitration for misrepresentations and omissions in connection with its July 2001 investments in NextMedia Investors, LLC, our ultimate parent. PNE Media seeks the withheld amount, together with additional unspecified damages. This matter is scheduled for an arbitration hearing in January 2004. We believe the claims of PNE Media are without merit, and are vigorously defending them; however, we cannot be certain that there will not be an adverse result. Because we believe that PNE Media is unlikely to prevail on its claims, we have not accrued for any potential loss.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

11.	Supplemental Guarantor Information

NextMedia’s senior subordinated notes are guaranteed on a senior subordinated basis, jointly and severally, by all of NextMedia’s subsidiaries (the “Guarantor Subsidiaries”). NextMedia has collateralized its senior credit facility by granting a first priority-perfected lien on its assets including, without limitation, the capital stock of NextMedia and its subsidiaries.

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

December 31, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$14,951	$(505)	$—	$14,446
Accounts receivable, net	9,974	4,433	—	14,407
Prepaid and other current assets	426	1,799	—	2,225

Total current assets	25,351	5,727	—	31,078
Property and equipment, net	23,511	29,592	—	53,103
Goodwill and intangibles, net	438	376,191	—	376,629
Other	13,634	1,252	(1,212)	13,674
Assets held for sale	486	4,925	—	5,411
Investment in subsidiaries	410,963	—	(410,963)	—

Total assets	$474,383	$417,687	$(412,175)	$479,895

Liabilities and Stockholder’s Equity
Total current liabilities	$14,936	$5,128	$(1,212)	$18,852
Long-term debt	197,276	—	—	197,276
Other long-term liabilities	4,803	1,596	—	6,399

Total liabilities	217,015	6,724	(1,212)	222,527
Stockholder’s equity	257,368	410,963	(410,963)	257,368

Total liabilities and stockholder’s equity	$474,383	$417,687	$(412,175)	$479,895

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

September 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$1,034	$(403)	$—	$631
Accounts receivable, net	11,228	4,713	—	15,941
Prepaid and other current assets	853	1,898	—	2,751

Total current assets	13,115	6,208	—	19,323
Property and equipment, net	26,023	31,320	—	57,343
Goodwill and intangibles, net	31,219	408,820	—	440,039
Other	9,553	819	2,911	13,283
Investment in subsidiaries	444,082	—	(444,082)	—

Total assets	$523,992	$447,167	$(441,171)	$529,988
Liabilities and Stockholder’s Equity
Current liabilities	$8,903	$1,756	$2,911	$13,570
Long-term debt	208,554	—	—	208,554
Other long-term liabilities	13,643	1,329	—	14,972

Total liabilities	231,100	3,085	2,911	237,096
Stockholder’s equity	292,892	444,082	(444,082)	292,892

Total liabilities and stockholder’s equity	$523,992	$447,167	$(441,171)	$529,988

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended September 30, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$16,761	$7,105	$—	$23,866
Market level expenses, exclusive of depreciation and amortization shown separately below	10,336	4,759	—	15,095
Corporate expenses	1,447	640	—	2,087
Depreciation and amortization	894	479	—	1,373

Operating income (loss)	$4,084	$1,227	$—	$5,311
Interest expense, net	5,638	—	—	5,638
Other (income) expense	(887)	3	—	(884)
Equity in income of subsidiaries	(1,224)	—	1,224	—

Income (loss) before provision for income taxes	557	1,224	(1,224)	557
Provision for income taxes	1,783	—	—	1,783

Net income (loss) from continuing operations	$(1,226)	$1,224	$(1,224)	$(1,226)
Loss on discontinued operations	—		—

Net income (loss)	$(1,226)	$1,224	$(1,224)	$(1,226)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended September 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$19,034	$8,749	$—	$27,783
Market level expenses, exclusive of depreciation and amortization shown separately below	11,561	5,609	—	17,170
Corporate expenses	1,386	552	—	1,938
Depreciation and amortization	1,499	1,260		2,759
LMA fees	12	—	—	12

Operating income (loss)	4,576	1,328	—	5,904
Interest expense, net	6,181	—	—	6,181
Other income	(813)	(19,039)	—	(19,852)
Equity in (income) loss of subsidiaries	(20,367)	—	20,367	—

Income (loss) before provision for income taxes	19,575	20,367	(20,367)	19,575
Provision for income taxes	3,065	—	—	3,065

Net income (loss) from continuing operations	16,510	20,367	(20,367)	16,510
Income from discontinued operations	—	—	—	—

Net income (loss)	$16,510	$20,367	$(20,367)	$16,510

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Nine Months Ended September 30, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$46,864	$19,448	$—	$66,312
Market level expenses, exclusive of depreciation and amortization shown separately below	29,409	14,003	—	43,412
Corporate expenses	4,281	2,135	—	6,416
Depreciation and amortization	2,636	1,291	—	3,927

Operating income (loss)	10,538	2,019	—	12,557
Interest (income) expense, net	16,788	(3)	—	16,785
Other (income) loss	(961)	5	—	(956)
Equity in loss of subsidiaries	1,255	—	(1,255)	—

Income (loss) before provision for income taxes	(6,544)	2,017	1,255	(3,272)
Provision for income taxes	19,652	—	—	19,652

Net income (loss) from continuing operations	(26,196)	2,017	1,255	(22,924)
Loss on discontinued operations	201	3,272	—	3,473

Net income (loss)	$(26,397)	$(1,255)	$1,255	$(26,397)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Nine Months Ended September 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$54,410	$24,624	$—	$79,034
Market level expenses, exclusive of depreciation and amortization shown separately below	33,299	15,814	—	49,113
Corporate expenses	4,731	1,588	—	6,319
Depreciation and amortization	4,469	3,328	—	7,797
LMA fees	12	—	—	12

Operating income (loss)	11,899	3,894	—	15,793
Interest expense, net	17,662	—	—	17,662
Other income	(212)	(19,021)	—	(19,233)
Equity in (income) loss of subsidiaries	(22,915)	—	22,915	—

Income (loss) before provision for income taxes	17,364	22,915	(22,915)	17,364
Provision for income taxes	9,000	—	—	9,000

Net income (loss) from continuing operations	8,364	22,915	(22,915)	$8,364
(Income) Loss on discontinued operations	(1)	—	—	(1)

Net income (loss)	$8,365	$22,915	$(22,915)	$8,365

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Nine Months Ended September 30, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net Cash provided by (used in) operations	$(10,230)	$2,490	$—	$(7,740)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,356)	(2,865)	—	(4,221)
Payments for acquisitions, net of cash acquired	(36,826)	—	—	(36,826)
Proceeds from sale of assets	1,201	—	—	1,201
Purchase of short term investments	(9,478)	—	—	(9,478)
Sale of short term investments	9,478	—	—	9,478

Net cash used in investing activities	(36,981)	(2,865)	—	(39,846)

Cash Flows From Financing Activities
Capital contributions from Parent	25,044	—	—	25,044
Payments of financing related costs	(489)	—	—	(489)
Other	(100)	301	—	201

Net cash provided by financing activities	24,455	301	—	24,756

Net decrease in cash	(22,756)	(74)	—	(22,830)
Cash at beginning of period	31,044	(543)	—	30,501

Cash at end of period	$8,288	$(617)	$—	$7,671

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Nine Months Ended September 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operations	$(4,246)	$2,561	$—	$(1,685)

Cash Flows From Investing Activities
Purchase of fixed assets	(1,503)	(2,458)	—	(3,961)
Payments for acquisitions, net of cash acquired	(71,888)	—	—	(71,888)
Deferred selling costs	(433)	—	—	(433)
Proceeds from sale of assets	26,388	—	—	26,388

Net cash used in investing activities	(47,436)	(2,458)	—	(49,894)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	44,000	—	—	44,000
Repayment of revolving credit facilities	(33,000)	—	—	(33,000)
Capital contributions from Parent	27,100	—	—	27,100
Other	(336)	—	—	(336)

Net cash provided by financing activities	37,764	—	—	37,764

Net decrease in cash	(13,917)	102	—	(13,815)
Cash at beginning of period	14,951	(505)	—	14,446

Cash at end of period	$1,034	$(403)	$—	$631

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	%	2003	%	2002	%	2003	%
Consolidated Operating Data:
Net revenues	$23,866	100.0	$27,783	100.0	$66,312	100.0	$79,034	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	15,095	63.2	17,170	61.8	43,412	65.5	49,113	62.1
Corporate expenses	2,087	8.7	1,938	7.0	6,416	9.7	6,319	8.0
Depreciation and amortization	1,373	5.8	2,759	9.9	3,927	5.9	7,797	9.9
LMA fees	—		12		—		12

Operating income (loss)	5,311	22.3	5,904	21.3	12,557	18.9	15,793	20.0
Interest expense, net	5,638		6,181		16,785		17,662
Other (income) expense, net	(884)		(19,852)		(956)		(19,233)
Provision for income taxes	1,783		3,065		19,652		9,000
(Gain) loss on discontinued operations	—		—		3,473		(1)

Net loss	$(1,226)		$16,510		$(26,397)		$8,365

Radio Broadcasting Operating Data:
Net revenues	$16,761	100.0	$19,033	100.0	$46,864	100.0	$54,410	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	10,336	61.7	11,562	60.7	29,409	62.8	33,299	61.2
Depreciation and amortization	894	5.3	1,499	7.9	2,636	5.6	4,469	8.2
LMA fees	—		12		—		12

Segment operating income	$5,531	32.9	$5,960	31.3	$14,819	31.6	$16,630	30.6

Outdoor Advertising Operating Data:
Net revenues	$7,105	100.0	$8,750	100.0	$19,448	100.0	$24,624	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	4,759	67.0	5,608	64.1	14,003	72.0	15,814	64.2
Depreciation and amortization	479	6.7	1,260	14.4	1,291	6.6	3,328	13.5

Segment operating income	$1,867	26.3	$1,882	21.5	$4,154	21.4	$5,482	22.3

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

Net Revenues. Consolidated net revenues increased $3.9 million to $ 27.8 million in 2003 from $23.9 million in 2002. Radio net revenues increased $2.2 million to $19.0 million in 2003 from $16.8 million in 2002. Outdoor advertising net revenues increased $1.7 million to $8.8 million in 2003 from $7.1 million in 2002. Revenues generated by assets owned and operated in both periods accounted for approximately $800,000 of the increase, while the remainder of the increase was due primarily to our completion of acquisitions, offset somewhat by dispositions, in 2002 and 2003. While this trend appears to be continuing into the fourth quarter of 2003, management does not have significant visibility beyond that period due to the rapidly changing nature of the advertising environment. However, due to completed acquisitions, management expects revenue in the fourth quarter of 2003 to exceed revenue of the fourth quarter of 2002.

Market Level Expenses. Consolidated market level expenses increased $2.1 million to $17.2 million in 2003 from $15.1 million in 2002. Radio market level expenses increased $1.3 million to $11.6 million in 2003 from $10.3 million in 2002. Outdoor advertising market level expenses increased $849,000 to $5.6 million in 2003 from $4.8 million in 2002. These increases were attributable primarily to our completion of acquisitions in 2002 and 2003. As a percentage of net revenues, consolidated market level expenses decreased from 63.2% to 61.8% since fixed costs did not increase at the same rate as revenues.

Corporate Expenses. Corporate expenses decreased $149,000 to $1.9 million in 2003 from $2.1 million in 2002. This decrease was due primarily to the reduction of corporate staff during the three months ended September 30, 2003 as compared to the prior period. As a percentage of net revenues, corporate expenses declined from 8.7% to 7.0% because the growth in revenue did not require a proportional increase in corporate costs.

Depreciation and Amortization. Consolidated depreciation and amortization increased $1.4 million to $2.8 million in 2003 from $1.4 million in 2002. Radio depreciation and amortization increased $605,000 to $1.5 million in 2003 from $894,000 in 2002. Outdoor advertising depreciation and amortization increased $781,000 to $1.3 million in 2003 from $479,000 in 2002. The increases in radio and outdoor depreciation and amortization were attributable to acquisitions during 2002 and 2003 which resulted in the addition of depreciable fixed assets and definite lived intangibles which are amortized over their useful lives.

Interest and Other Income, Net. Interest expense, net, increased to $6.2 million in 2003 from $5.6 million in 2002 due to indebtedness incurred in connection with our acquisitions. Other income (expense), net increased to $19.9 million of income in 2003 from $884,000 of net income in 2002 primarily as a result of an $18.9 million gain on the sale of WJTW-FM on September 30, 2003.

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

Discontinued Operations. In the second quarter of 2002, we entered into an agreement to sell the assets of radio stations, WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in Panama City, Florida in exchange for approximately $5.5 million. This sale was completed in January 2003. Accordingly, the results of operations of these stations have been classified as discontinued operations in all periods prior to the consummation of the sale. The discontinued operations produced no gain or loss during the three months ended September 30, 2002.

Net Income(loss). Consolidated net income was $16.5 million in 2003 compared to a $1.2 million loss in 2002 as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

Net Revenues. Consolidated net revenues increased $12.7 million to $79.0 million in 2003 from $66.3 million in 2002. Radio net revenues increased $7.5 million to $54.4 million in 2003 from $46.9 million in 2002. Outdoor advertising net revenues increased $5.2 million to $24.6 million in 2003 from $19.4 million in 2002. Revenues generated by assets owned and operated in both periods contributed approximately $3.5 million of the increase, while the remainder of the increase was due primarily to our completion of acquisitions, offset somewhat by dispositions, in 2002 and 2003.

Market Level Expenses. Consolidated market level expenses increased $5.7 million to $49.1 million in 2003 from $43.4 million in 2002. Radio market level expenses increased $3.9 million to $33.3 million in 2003 from $29.4 million in 2002. Outdoor advertising market level expenses increased $1.8 to $15.8 million in 2003 from $14.0 million in 2002. These increases were attributable primarily to our completion of acquisitions in 2002 and 2003. As a percentage of net revenues, consolidated market level expenses decreased from 65.5% to 62.1% since fixed costs did not increase at the same rate as revenues.

Corporate Expenses. Corporate expenses decreased $97,000 to $6.3 million in 2003 from $6.4 million in 2002. This decrease was due primarily to severance costs of approximately $400,000 associated with the reduction of corporate staff offset by a reduction in personnel costs during the nine months ended September 30, 2003. As a percentage of net revenues, corporate expenses declined from 9.7% to 8.0% because the growth in revenue did not require a proportional increase in corporate costs.

Depreciation and Amortization. Consolidated depreciation and amortization increased $3.9 million to $7.8 million in 2003 from $3.9 million in 2002. Radio depreciation and amortization increased $1.9 million to $4.5 million in 2003 from $2.6 million in 2002. Outdoor advertising depreciation and amortization increased $2.0 million to $3.3 million in 2003 from $1.3 million in 2002. The increases in radio and outdoor depreciation and amortization were attributable to acquisitions during 2002 and 2003 which resulted in the addition of depreciable fixed assets and definite lived intangibles which are amortized over their useful lives.

Interest and Other, Income Net. Interest expense, net, increased to $17.7 million in 2003 from $16.8 million in 2002 due to indebtedness incurred in connection with our acquisitions. Other (income) expense, net increased to $19.2 million of income in 2003 from $956,000 of income in 2002 primarily as a result of an $18.9 million gain on the sale of WJTW-FM on September 30, 2003.

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

In the current year, we continue to record deferred tax expense to establish a valuation allowance for net operating loss carry-forwards as we continue to expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. The Company does not have any current income taxes.

Discontinued Operations. In the second quarter of 2002, we entered into an agreement to sell the assets of radio stations, WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in Panama City, Florida in exchange for approximately $5.5 million. This sale was completed in January 2003. Accordingly, the results of operations of these stations have been classified as discontinued operations in all periods prior to the consummation of the sale. The discontinued operations include a loss on disposition of approximately $3.2 million during the nine months ended September 30, 2002.

Net Income (loss). Consolidated net income was $8.4 million in 2003 compared to a $26.4 million loss in 2002 as a result of the factors described above.

Liquidity and Capital Resources

Our cash and cash equivalents balance at September 30, 2003 was approximately $631,000 compared to $14.4 million at December 31, 2002. The Company maintains cash balances at the end of the second and fourth quarter of its fiscal year in preparation for making semi-annual interest payments (due July 1 and January 1) of approximately $10.8 million on its 10¾% senior subordinated notes.

Net cash used in operating activities was $1.7 and $7.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in our net cash used in operating activities was due primarily to the additional operating income resulting from acquisitions completed during 2002 and 2003.

Net cash provided by financing activities was $37.8 million for the nine months ended September 30, 2003 compared to cash provided by financing activities of $24.8 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002 and 2003, the majority of our financing activity was related to funding for acquisitions completed during the period. Net cash used in investing activities was $49.9 million and $39.8 million for the nine months ended September 30, 2003 and 2002, respectively. These cash flows primarily reflect expenditures for acquisitions and capital expenditures offset by proceeds from asset dispositions.

Sources and Uses of Funds

We use a significant portion of our capital resources to consummate acquisitions. Through September 30, 2003, we funded our acquisitions from the following sources: (i) equity contributions of approximately $354.1 million from our indirect parent, NextMedia Investors, which in turn were funded by equity investments from several private investment funds and our senior management, and (ii) net borrowings of approximately $208.6 million. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to us on terms we consider favorable, if at all, or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

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

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the senior credit facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. If future financial results are not sufficient to meet the requirements of the Company’s financial covenants, the lenders could accelerate the payment of any outstanding principal and interest amounts. Should this occur, the Company would attempt to obtain a waiver of the covenant violation from the lenders or seek an alternate source of financing on terms acceptable to the Company, if at all. However, there can be no assurance that we would be able to obtain a waiver or an alternate source of financing on terms acceptable to us, if at all. As of September 30, 2003, we were in compliance with all of these covenants. After taking into account these restrictive covenants, as of September 30, 2003, we had approximately $29.0 million of borrowing capacity under our senior credit facility.

In April 2003, we entered into agreements to sell the assets of WAIT-AM in our Chicago suburban market to Newsweb Corporation for $8.3 million and acquire the assets of KNHK-FM in Reno, Nevada from Citadel Broadcasting Company for $4.3 million. In October 2003, we completed the sale of WAIT-FM and, accordingly, we expect to record a gain related to this disposition in the fourth quarter of 2003. Prior to the purchase of KNHK-FM, in order to comply with the FCC’s station ownership regulation, we will be required to divest of a station in the Reno market. Consequently, in July 2003, we entered into an agreement to sell the assets of KSRN-FM in Reno, Nevada to Lazer Broadcasting Corp. for $2.5 million in cash. We expect to complete the purchase of KNHK-FM and the sale of KSRN-FM in the fourth quarter of 2003.

In September 2003, we completed the sale of certain of the assets of WJTW-FM licensed to Joliet, Illinois to Hispanic Broadcasting Corporation for $21.0 million in cash. We recognized an $18.9 million gain related to the disposition. Additionally, in October 2003, we entered into an agreement to acquire radio stations WCCQ-FM licensed to Crest Hill, Illinois for $14.0 million. We expect the acquisition of WCCQ-FM to be completed in the first quarter of 2004.

Capital expenditures in the nine months ended September 30, 2003 decreased slightly to $4.0 million from $4.2 million for the nine months ended September 30, 2002. The following table sets forth our capital expenditures for the nine months ended September 30, 2003. Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures. Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations. Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

Nine Months Ended September 30, 2003
(in thousands)
Recurring	$1,616
Non-recurring	330
Revenue producing	2,015

Total capital expenditures	$3,961

Our 10.75% senior subordinated notes due 2011 require us to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of September 30, 2003, we were in compliance with these covenants.

We believe that cash from operations, together with available borrowings under our senior credit facility and proceeds from the pending asset sales discussed above, will be sufficient to permit us to meet our financial obligations and to fund our existing operations for the foreseeable future.

Standard & Poor’s Ratings Services has maintained our B+ corporate credit rating on credit watch with negative implications. If we were downgraded by Standard & Poor’s, our ability to raise capital on acceptable terms, or at all, could be impaired.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which is effective immediately for all enterprises with interest in variable interest entities created after January 31, 2003. FIN 46 must be applied to interests in variable interest entities created before February 1, 2003 beginning in the first interim period beginning after June 15, 2003. During the three month period ended September 30, 2003, the Company entered into an LMA agreement to operate a station in the Lubbock, Texas market. We considered the applicability of FIN 46 to this LMA agreement and determined that, in this case, the LMA agreement did not meet the criteria established by FIN 46 for consolidation.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The adoption of EITF No. 00-21 did not have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

Also in May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in the balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial statements.

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

In July 2003, we entered into an interest rate swap agreement with an aggregate notional amount of $100.0 million. Pursuant to the swap arrangement, we will pay interest on the notional amount at a floating rate based on six month LIBOR and we will receive a fixed rate of 3.73% on the notional amount until the expiration of the agreements in July 2007. For every 0.5% increase in interest rates, we would experience an increase of approximately $500,000 in annual interest expense and, to the extent that the six month LIBOR exceeds 3.73% in the future, we would be required to pay amounts in excess of the fixed payments we receive under the swap arrangement. We recognize quarterly income or expense to record the swap arrangements at fair value.

Our remaining long-term debt has a fixed interest rate. Consequently, we do not believe we are currently exposed to any material interest rate or market risk in connection with our remaining long-term debt.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

In January 2003, we withheld approximately $1.5 million from PNE Media (which represents a net working capital payment otherwise payable to PNE Media) as an offset to indemnification claims in accordance with the contribution and purchase and sale agreement related to our 2001 acquisition of certain outdoor advertising assets of PNE Media. In May 2003, PNE Media filed a demand for arbitration for misrepresentations or omissions in connection with its July 2001 investments in NextMedia Investors, LLC, our ultimate parent. PNE Media seeks the withheld amount, together with additional unspecified damages. This matter is scheduled for an arbitration hearing in January 2004. We believe the claims of PNE Media are without merit, and are vigorously defending them; however, we cannot be certain that there will not be an adverse result. Because we believe that PNE Media is unlikely to prevail on its claims, we have not accrued for any potential loss.

We currently are not a party to any other material lawsuit or proceeding.

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

On August 11, 2003, we filed a Current Report on Form 8-K filing required certifications.

On November 13, 2003, we filed a Current Report on Form 8-K announcing earnings results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTMEDIA OPERATING, INC. (Registrant)

DATE: NOVEMBER 13, 2003	By:	/s/ STEVEN DINETZ

Steven Dinetz, Chief Executive Officer and President (Principal Executive Officer)

DATE: NOVEMBER 13, 2003	By:	/s/ SEAN R. STOVER

Sean R. Stover, Chief Financial Officer (Principal Financial Officer)

DATE: NOVEMBER 13, 2003	By:	/s/ SCHUYLER HANSEN

Schuyler Hansen, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.