Form 10-K
period 2003-12-31
NEXTMEDIA OPERATING INC
filed 2004-03-30
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

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

Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 30, 2004 was $0. The total number of shares of common stock issued and outstanding as of March 30, 2004 was 3,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

NEXTMEDIA OPERATING, INC.

FORM 10-K

i

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

MARKET SHARE AND INDUSTRY DATA

We have based or derived the market share and industry data we present in this report from third-party sources, primarily from the Outdoor Advertising Association of America, or OAAA, the Radio Advertising Bureau, or RAB, BIA Financial Network, Inc.’s Radio Market Report 2002 and Inside Radio, Incorporated’s “Who Owns What?”, and audience measurement information from the Arbitron Company. While we believe that these sources are reliable, we can give no assurance that these market share and industry data are accurate in all material respects.

PART I

ITEM 1.	BUSINESS

Unless the context indicates otherwise, any reference to “we,” “our” and “us” refers to NextMedia Operating, Inc., and its consolidated subsidiaries, and “NextMedia” refers only to NextMedia Operating, Inc., which was incorporated under the laws of the State of Delaware in 2000.

Overview

We are a rapidly growing out-of-home media company that owns and operates radio stations and outdoor advertising properties throughout the United States. We operate 60 radio stations in 14 small to mid-size markets. Our outdoor advertising business consists of traditional outdoor properties, including more than 7,000 outdoor advertising displays and alternative advertising displays located in more than 3,000 retail locations across the United States, primarily in 18 of the 20 largest metropolitan statistical areas, or MSAs. For financial information with respect to our radio broadcasting and outdoor advertising divisions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this annual report.

Radio Broadcasting Division

Radio Station Portfolio

We operate 60 AM and FM radio stations in 14 markets throughout the United States. The following chart sets forth certain information about the radio stations we own and operate in rated markets.

	Market Rank				Fall 2003
Market/Stations	2002 Radio Revenues	2002 Metro Rank	Frequency	Format	Target Demographic(1)	Audience Share in Target Demographic(2)	Audience Rank in Target Demographic	Market Audience Share(2)
Wilmington	81	77
WJBR-FM			99.5	Adult Contemporary	W25-54	12.3	2	8.8%
Reno, NV	88	127
KRZQ-FM			100.9	Alternative Rock	M18-34	5.0	8	2.5
KTHX-FM			100.1	Adult Rock	P25-54	5.9	5	4.1
KURK-FM(4)			92.9	Classic Rock	M25-54	4.2	7	2.1
KJZS-FM			92.1	Smooth Jazz	P35-54	6.1	6	4.1

								12.8
Saginaw-Bay City-Midland, MI	91	130
WGER-FM			106.3	Adult Contemporary	W25-54	7.6	5	4.1
WSGW-AM			790	News Talk	P12+	11.1	1	11.1
WXQL-FM(5)			100.5	Contemporary Hit Radio	W18-34	6.3	4	2.1
WTLZ-FM			107.1	Urban	P18-49	7.8	4	6.0
WCEN-FM			94.5	Country	P25-54	7.4	3	5.6

								28.9
Greenville-New Bern-Jacksonville, NC	98	84
WRNS-AM/FM			960/95.1	Country	P25-54	12.8	1	13.4
WERO-FM			93.3	Top 40	W18-44	6.8	4	4.3
WKOO-FM			98.7	Oldies	P35-64	3.7	6	2.7
WANG-AM/FM			1330/105.1	Adult Standards	P35-64	0.9	13	0.9
WXQR-FM			105.5	Rock	M18-34	8.8	1	3.5
WQSL-FM(3)			92.3	Rhythmic Contemporary Hit Radio	P18-34	5.9	1	3.7
WQZL-FM(3)			101.1	Rhythmic Contemporary Hit Radio	P18-34	5.9	1	2.7
WDLX-AM			930	News/Talk	P25-54	0.8	15	0.6

								31.8
Lubbock, TX	159	181
KLLL-FM			96.3	Country	P25-54	10.9	1	12.2
KMMX-FM			100.3	Hot Adult Contemporary	W25-44	8.8	4	4.4
KONE-FM			101.1	Classic Rock	M25-54	10.8	2	6.8
KBTE-FM (LMA)			104.9	Rhythmic Contemporary Hit Radio	P18-34	12.7	2	10.1

								33.5
Myrtle Beach, SC	163	167
WQJM-AM			1450	News/Talk Sports	P25-54	—	—	—
WRNN-FM			99.5	News/Talk	P25-54	6.3	3	8.9
WYAV-FM			104.1	Classic Rock	M25-54	17.1	1	6.3
WKZQ-FM			101.7	Active Rock	M18-34	11.6	2	3.9
WMYB-FM			92.1	Adult Contemporary	W25-54	6.5	2	4.3

								23.4
Canton, OH	167	129
WHBC-FM			94.1	Adult Contemporary	W25-54	19.4	1	11.4
WHBC-AM			1480	Full Service	P35-64	9.7	2	13.2

								24.6
Erie, PA	171	166
WRTS-FM			103.7	Contemporary Hit Radio/Top-40	W18-49	31.8	1	19.8
WRKT-FM			100.9	Rock	M25-54	13.3	2	6.9
WFGO-FM			94.7	Oldies	P25-54	8.1	4	7.3
WFNN-AM			1330	Sports	M25-54	7.2	5	3.3
WJET-AM			1400	News/Talk	P25-54	3.1	9	4.3
WUSE-FM			93.9	Country	P25-54	3.1	9	3.3

								44.9
Decatur, IL	260	267
WSOY-FM			102.9	Top 40	W25-44	21.1	1	10.6
WCZQ-FM			105.5	Rhythmic Contemporary	P18-34	10.0	3	4.4
WDZQ-FM			95.1	Country	P25-54	5.0	5	5.3
WSOY-AM			1340	News/Talk/Sports	P25-54	8.3	2	11.5
WDZ-AM			1050	Urban Adult Contemporary	P25-54	3.3	8	4.4

								36.2

(1)	P = Persons; M = Men; W = Women.

(2)	Reflects the radio station’s share among all radio station signals received in that market.

(3)	Stations are simulcast.

(4)	Formerly KNHK-FM.

(5)	Formerly WTCF-FM.

Wilmington, Delaware. Wilmington is the 77th ranked MSA and the 81st ranked radio market in the United States based on estimated 2002 radio advertising revenue of $26.1 million, of which we had a 25.6% share. According to BIA’s Financial Network, Inc.’s Radio Market Report 2002, radio advertising revenue in Wilmington grew at a compound rate of 4.8% during the five-year period ended December 31, 2002.

The Wilmington market has a population of approximately 663,100. Our signal in Wilmington also reaches Philadelphia, including many of its affluent suburban communities. WJBR-FM has been the number one or two rated station in the Wilmington market for the last five years. In addition, WJBR’s citygrade signal over the metropolitan Philadelphia area enables us to attract advertisers seeking to reach residents in Philadelphia’s affluent suburbs.

Reno, Nevada. Reno is the 127th ranked MSA and the 88th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $23.6 million, of which we had a 16.9% share. Radio advertising revenue in Reno grew at a compound rate of 8.7% during the five-year period ended December 31, 2002.

The Reno market has a population of approximately 410,800, which has historically grown faster than the national average. We have capitalized on Reno’s rapid population growth and popularity as a vacation destination, and believe that our high quality adult programming will enable us to increase our market share and revenue. Reno continues to present an attractive opportunity due to higher than average population growth.

Saginaw-Bay City-Midland, Michigan is the 130th ranked MSA and the 91st ranked radio market in the United States based on estimated 2002 radio advertising revenue of $22.5 million, of which we had a 40.4% share. Radio advertising in Saginaw grew at a compound rate of 6.9% during the five-year period ended December 31, 2002.

The Saginaw-Bay City-Midland market has a population of approximately 402,400 and is a local vacation destination for Michigan and the surrounding states. While we have achieved a leading position in the market in terms of ratings and revenue, we believe the market presents the opportunity for further development and growth.

Greenville-New Bern-Jacksonville, North Carolina. Greenville-New Bern-Jacksonville is the 84th ranked MSA and the 98th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $21.4 million, of which we had a 38.3% share. Radio advertising revenue in Greenville grew at a compound rate of 4.4% during the five-year period ended December 31, 2002.

The Greenville-New Bern-Jacksonville market is the largest market that Arbitron covers in terms of geographic area and has a population of approximately 587,400. We operate ten stations in the market, including WRNS-FM, the leading regional country music station in the market. Combined with our radio and outdoor operations in Myrtle Beach, South Carolina, our stations in this market make us the leading out-of-home media provider in the Coastal Carolina region. We expect our position to help us continue to capitalize on the significant growth opportunities in Greenville-New Bern-Jacksonville.

Lubbock, Texas. Lubbock is the 181st ranked MSA and the 159th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $12.2 million, of which we had a 26.8% share. Radio advertising revenue in Lubbock grew at a compound rate of 3.2% during the five-year period ended December 31, 2002.

The Lubbock market has a population of approximately 246,700. One of our stations, KLLL-FM, is the leading country station in the market, and has featured the top-rated morning show in the market for the last several years. In 2003 we entered into a long term LMA to operate station KBTE-FM. In its first six months of operation, KBTE-FM became the number two rated station in the market and has positioned our cluster to experience above-average growth.

Myrtle Beach, South Carolina. Myrtle Beach is the 167th ranked MSA and the 163rd ranked radio market in the United States based on estimated 2002 radio advertising revenue of $11.8 million, of which we had a 29.2% share. Radio advertising revenue in Myrtle Beach grew at a compound rate of 5.2% during the five-year period ended December 31, 2002.

The Myrtle Beach market has a population of approximately 264,000. Myrtle Beach is one of the fastest growing cities on the east coast of the United States and is a major vacation destination. Subsequent to entering the market in July 2000, we changed some of the formats and signals in our Myrtle Beach stations and in the fall of 2002 became the market leader in ratings and revenue. We expect our strong ratings position and our strong performance in the Coastal Carolina region to drive future growth.

Canton, Ohio. Canton is the 129th ranked MSA and the 167th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $11.7 million, of which we had a 60.6% share. Radio advertising revenue in Canton grew at a compound rate of 4.0% during the five-year period ended December 31, 2002.

The Canton market has a population of approximately 406,500. We believe that Canton represents a significant growth opportunity for our business because the market is not home to any major television broadcasting station. As a result, the competition for local advertising spending in on-air broadcast space is limited. Our two stations are Canton’s leading radio group in terms of revenue and ratings.

Erie, Pennsylvania. Erie is the 166th ranked MSA and the 171st ranked radio market in the United States based on estimated 2002 radio advertising revenue of $11.1 million, of which we had a 61.0% share. Radio advertising revenue in Erie grew at a compound rate of 1.6% during the five-year period ended December 31, 2002.

The Erie market has a population of approximately 279,000. We have established our six stations as the leading radio cluster in the market in terms of ratings and revenue. Since entering the market in 2000, we have acquired an additional FM station, secured an additional AM frequency and consolidated three sites into one facility to streamline our operations and reduce costs.

Decatur, Illinois. Decatur is the 267th ranked MSA and the 260th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $4.9 million, of which we had a 55.1% share. Radio advertising revenue in Decatur grew at a compound rate of 4.6% during the five-year period ended December 31, 2002.

The Decatur market has a population of approximately 113,300. WSOY-AM, which commenced broadcasting in 1946, is one of the leading news/talk and agricultural information stations in the market. Since acquiring our stations in 2000, we changed the format of WDZ-AM from agricultural to urban, and WCZQ-FM from country to rhythmic contemporary, targeting African-American and younger audiences, which we believe were previously underserved by Decatur’s existing radio stations.

The following chart sets forth certain information about the radio stations we own and operate in unrated suburban markets.

Market/Stations	Frequency	Format	Target Demographic(1)
Suburban Chicago
Aurora, IL
WERV-FM	95.9	Classic Hits	P25-54
Crystal Lake, IL
WZSR-FM	105.5	Adult Contemporary	W25-54
Joliet, IL
WRXQ-FM	100.7	Classic Rock	M25-54
WSSR-FM(2)	96.7	Adult Contemporary	M18-34
WJOL-AM	1340	News/Talk/Sports	P25-54
WCCQ-FM	98.3	Country	P25-54
Kenosha, WI/Waukegan, IL
WIIL-FM	95.1	Rock	M18-49
WXLC-FM	102.3	Hot Adult Contemporary	W25-44
WKRS-AM	1220	News/Talk/Sports	P25-54
WEXT-FM	104.7	Country	P25-54
WLIP-AM	1050	Adult Standards	P35-64
Suburban Dallas
Sherman-Denison-Ardmore
KLAK-FM	97.5	Adult Contemporary	W25-54
KMKT-FM	93.1	Country	P25-54
KMAD-FM	102.3	Classic Rock	M25-54
KKAJ-FM	95.7	Country	P25-54
KVSO-AM	1240	Sports/Talk	M25-54
KTRX-FM	92.7	Classic Rock	M25-54
KYNZ-FM	106.7	Hot Adult Contemporary	W18-49

(1)	P = Persons; M = Men; W = Women

(2)	Formerly WLLI-FM.

Suburban Chicago. Chicago is the third ranked MSA and the third ranked radio market in the United States based on estimated 2002 radio advertising revenue of $560.6 million. Radio advertising revenue in Chicago grew at a compound rate of 7.6% during the five-year period ended December 31, 2002. The markets that comprise suburban Chicago are currently non-rated; however, six of our eleven stations have achieved ratings in metropolitan Chicago.

The greater Chicago metropolitan area is comprised of 11 counties from Southeast Wisconsin to Northwest Indiana. Our Greater Chicago cluster consists of four adjacent areas within this area: (i) Waukegan-Kenosha, (ii) Crystal Lake, (iii) Joliet and (iv) Aurora-Naperville. Moreover, our signals in this cluster reach approximately 4.1 million people (representing 45% of Chicago’s 9.1 million total population). For purposes of comparison, a standalone market having a population of 3.2 million would constitute the 16th largest metropolitan area in the United States, ranking immediately below Phoenix, Arizona (3.3 million) and above Minneapolis-St. Paul, Minnesota (3.0 million). The demographic characteristics of the population within our Greater Chicago cluster are also particularly attractive. For example, the median household income of $58,355 represents 138% of the national average.

Suburban Dallas (Sherman-Denison-Ardmore). Dallas is the 5th ranked MSA and the 5th ranked radio market in the United States based on estimated 2002 radio advertising revenue of $383.8 million. Radio advertising revenue in Dallas grew at a compound rate of 9.0% during the five-year period ended December 31, 2002. Sherman-Denison-Ardmore, an outlying suburb of northern Dallas and Fort Worth, is currently a non-rated market.

Dallas is one of the fastest growing metropolitan centers in the United States and is expanding northward to the suburban markets that we serve.

Suburban Dallas is defined as three adjacent counties: (i) Denton, (ii) Collin, and (iii) Grayson. This region includes 1.2 million people (representing 23% of Dallas’ 5.4 million total population). Each of the individual counties is estimated to grow at a double-digit rate over the five-year period ended December 31, 2005. For purposes of comparison, a standalone market having a population of 1.2 million would constitute the 49th largest metropolitan area in the U.S., ranking immediately below Memphis, Tennessee (1.2 million) and above Hartford-New Britain-Middletown, Connecticut (1.2 million).

Our assets within Suburban Dallas cover Grayson County, which includes (i) Lake Texoma, a popular vacation and recreation area in northern Texas, (ii) Sherman-Denison, a fast-growing metropolitan area north of Dallas and (iii) Ardmore, Oklahoma, immediately north of the Lake Texoma area in southern Oklahoma. The Sherman-Denison-Ardmore market has as an aggregate population of approximately 295,000.

Advertising Sales

In each of the radio markets we serve, we invest heavily in recruiting and training a large local sales organization to effectively serve our existing and prospective advertising clients. Our market sales force solicits local and regional advertising for each of our markets. We employ Interep and Katz Media Group as our national advertising representatives to solicit and service our national advertising clients.

Upon the acquisition of a radio station or a cluster of radio stations in a new market, our salespeople and sales trainees are initially compensated by salary and commissions. As our salespeople and sales trainees gain experience in their markets and become familiar with our standards and accountability systems, we compensate them exclusively with commissions. The sales organization in each of our markets is configured to complement the formats of our stations, the number of our stations, our air-time inventory, and the relative size of that market.

Our revenue mix between local and national advertising varies significantly by market. Currently, across all of our markets, approximately 90% of our advertising revenue is local and approximately 10% is national. We believe local advertising represents a more stable revenue source than national advertising. However, we consider national advertising important because it generally commands a higher dollar rate for each advertising spot than local advertising.

In 2003, no single advertising customer accounted for more than 10% of our consolidated radio broadcasting or total revenues.

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

Outdoor Advertising Division

Products

We seek to offer advertisers a range of outdoor advertising products and we continually assess opportunities to complement our existing portfolio with new products. Our inventory of outdoor advertising products consists of both traditional outdoor displays and alternative displays, including:

•	Bulletins, which are large advertising faces that range in size from 14 feet high and 48 feet long to 20 feet high and 60 feet long. Advertisements are typically made of a durable computer printed vinyl that is either wrapped to the billboard face or affixed with a self-adhesive backing. The bulletins are strategically placed in high traffic locations, typically along interstate highways. Billboard structures are durable, have long useful lives and do not require substantial maintenance.

•	Wall displays, which are located on the sides of buildings and range in size from 14 feet high and 14 feet long to 60 feet high and 60 feet long. These advertisements are made from computer generated vinyl. We generally place these displays in large metropolitan areas with substantial amounts of traffic. These displays are durable, have long useful lives and require nominal maintenance.

•	8-sheet posters, which are generally 6 feet high and 12 feet wide. Advertisements are applied to a display face by means of a pre-pasted silkscreen or lithographed paper sheets. We generally place these displays on high- to medium-traffic streets in metropolitan areas.

•	Indoor displays located in retail locations, such as restaurants, gas stations, bars, retail stores, health clubs and sporting arenas. We install a variety of displays, typically located in restrooms and dressing rooms and above gas pumps. Because these displays are viewed by specific demographic groups in an isolated environment, they represent a unique opportunity for advertisers to more effectively target these groups.

We have more than 2,000 bulletins and wall displays and 3,500 posters. In addition, we have exclusive arrangements with national and local retailers, including restaurant and bar chains and retail stores, to operate indoor advertising displays in more than 3,200 alternative display sites.

Although our outdoor advertising business focuses primarily on bulletins, 8-sheet posters, wall displays and indoor displays, we also offer a limited number of additional products, including 30-sheet posters and bus shelter displays.

The following table sets forth selected information about traditional outdoor advertising markets among the top fifty ranked markets in which we operate.

Traditional Outdoor Display Market	Market Rank	# of Bulletins	# of Walls	# of Posters
New Jersey	NA	183	—	2,024
San Francisco	4	—	30	—
St. Louis	20	20	—	—
Hartford	49	184	—	144
Myrtle Beach	167	757	—	495
Northern Colorado	NA	563	—	660
Missouri	NA	703	—	30
All other	NA	4	—	364
Total		2,414	30	3,717

The following table sets forth selected information about our alternative outdoor advertising markets.

Alternative Display Market	Market Rank	# of Retail Locations	# of Displays
New York	1	397	1,926
Los Angeles	2	226	1,309
Chicago	3	170	1,195
San Francisco	4	71	409
Dallas	5	165	882
Philadelphia	6	139	538
Houston	7	86	474
Washington, D.C.	8	85	178
Boston	9	97	305
Detroit	10	150	1,065
Atlanta	11	132	597
Miami	12	58	154
Puerto Rico	13	—	—
Seattle	14	248	1,325
Phoenix	15	34	80
Minneapolis/St. Paul	16	381	3,173
San Diego	17	—	—
Nassau-Suffolk	18	—	—
Baltimore	19	69	281
St. Louis	20	71	375
All Other	21 or higher	696	2,689

Total		3,275	16,955

Advertising Sales

Local advertising currently comprises approximately 70% of our total outdoor advertising sales.

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

As of December 31, 2003, the average occupancy rate of our bulletins across all of our traditional outdoor markets was approximately 74%. Although we seek to improve both pricing and occupancy across our markets, we emphasize different goals according to the particular characteristics of each market. We typically enter into contracts with our advertisers to place advertisements in numerous displays at a particular site and we price our displays according to the product type, location and number of displays covered by a contract.

In 2003, no single advertising customer accounted for more than 10% of our consolidated outdoor advertising or total revenues.

Site Leases

We believe that obtaining attractive sites for our displays is critical to generating advertising sales and building our business. Currently, most of our traditional outdoor displays are located on leased properties; in some instances, however, we purchase the premises on which our display is located or we rely on an easement to use the property. Most of our leases have terms of 5 to 20 years. We also are developing new sites in our existing markets. However, we generally do not begin construction on a new site until we have pre-sold a certain amount of advertising for that site and expect the new site to achieve our targeted rate of return.

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

Installation and Maintenance

Each of our advertisers pays the production cost of its displays. While our national customers generally provide their own advertisements, we often assist our local customers in creating or procuring their advertisements. We use two or three printers in each market to create alternative displays and we have an in-house art department based in Minneapolis that produces alternative displays for our local advertisers. We obtain frames produced specifically for our displays from third party vendors and then assemble the displays in Minneapolis before we ship them to the installation sites.

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

During 2002, we restructured our operations in the alternative advertising business to eliminate full-time installation and maintenance offices in certain markets. We have outsourced the installation and maintenance in these markets to a strategic partner. Since we no longer incur installation and maintenance costs in the related markets unless we sell advertising into those markets, our profitability is less affected by declines in advertising revenue.

Employees

As of January 31, 2004, we had a staff of 613 full-time employees and 359 part-time employees. We believe that our relations with our employees are good.

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

Radio Broadcasting Division. The success of each of our radio stations depends largely upon audience ratings and our share of the overall advertising revenue within a market. Our stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. In addition, each radio station competes on the basis of management experience, the station’s local audience share in its market, transmitter power, assigned frequency, local program acceptance and the number of other radio stations and other advertising media in the market area.

The radio broadcasting industry is subject to competition from new or developing media technologies. For example:

•	cable television operators have introduced a service commonly referred to as “cable radio” which provides cable television subscribers with several high-quality channels of music, news and other information;

•	direct satellite broadcast television and satellite radio broadcast companies are supplying subscribers with several high-quality music channels;

•	the Internet offers new and diverse forms of program distribution;

•	satellite digital audio radio technology, initially developed for automotive applications, could result in new high quality satellite radio services; and

•	the introduction of in-band on-channel digital radio and new low-power FM radio could provide radio services in the same bandwidth currently occupied by traditional FM and AM radio services.

The Federal Communications Commission, or FCC, has adopted licensing and operating rules for satellite delivered audio and awarded two licenses for this service in April 1997. Satellite delivered audio may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used by terrestrial radio broadcast stations on broadcasting frequencies, and the FCC has changed its rules to permit AM and FM radio stations to offer digital sound. We cannot predict what other matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these changes might have on our business.

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

Transfer or Assignment of Licenses. The Communications Act prohibits the assignment of broadcast licenses or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the licensee and the proposed licensee, including:

•	compliance with the various rules limiting common ownership of media properties in a given market;

•	the character of the licensee and those persons holding attributable interests in the licensee;

•	history of compliance with the Communications Act’s limitations on alien ownership, and

•	compliance with other FCC regulations and policies.

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

Over the past few years, a number of radio stations have entered into what have commonly been referred to as local marketing agreements (“LMAs”). While these agreements may take varying forms, under a typical local marketing agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with FCC’s rules and policies. Under these arrangements, separately owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of local marketing agreement is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

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

New Multiple Ownership Rules. The FCC adopted revisions to its Multiple Ownership Rules in June 2003. Among other things, these new rules would have the effect of (a) changing the definition of local radio market in Arbitron rated markets, (b) changing the methodology for counting commonly owned radio stations in non-Arbitron radio markets, (c) relaxing newspaper/broadcasting cross-ownership limitations, and (d) counting JSAs as attributable interests the same way local marketing agreements are counted. These new rules were appealed in an action before the United States Court of Appeals for the Third Circuit. The Court of Appeals issued an order staying the effective date of the new rules and keeping the prior rules in effect until resolution of the appeal.

While it is impossible to predict how the Court of Appeals might rule on the multiple ownership appeal, the new radio market definitions, if implemented, could limit or prevent expansion of our radio holdings in some Arbitron radio markets. Similarly, the attribution of JSAs could require us to terminate such agreements in at least one market.

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

The FCC has adopted standards for authorizing and implementing terrestrial digital audio broadcasting technology, using in-band on-channel technology for AM and FM radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-band on-channel technology permits an AM or FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what effect digital audio broadcasting regulations will have on our business or the operations of our radio stations.

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

Available Information

Information about us, including recent filings with the Securities and Exchange Commission, may be found at our internet website: www.nextmediagroup.net.

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

In January 2003, we withheld approximately $1.5 million from PNE Media (which represents a net working capital payment otherwise payable to PNE Media) as an offset to indemnification claims in accordance with the contribution and purchase and sale agreement related to our 2001 acquisition of certain outdoor advertising assets of PNE Media. In May 2003, PNE Media filed a demand for arbitration for misrepresentations or omissions in connection with its July 2001 investment in NextMedia Investors, LLC, our ultimate parent. PNE Media sought the withheld amount, together with additional unspecified damages. A panel of three arbitrators heard the dispute during a week-long evidentiary hearing in January 2004. In March 2004, the arbitration panel delivered an award that was favorable to us and, after certain set-offs, resulted in a net recovery of approximately $3.6 million. At this time, PNE Media and we are in the process of implementing the arbitration award.

We are involved in various legal and other proceedings which are incidental to the conduct of our business. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All outstanding shares of our common stock are held by our parent, NextMedia Group, Inc. As of March 30, 2004, there were 3,000 shares of our common stock outstanding.

We have not paid any cash dividends in respect of our common stock since our inception and we have no present intention to pay any dividends in the foreseeable future. Instead, we intend to retain earnings for working capital and to finance the expansion of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon our earnings, financial condition, capital requirements, level of indebtedness and contractual restrictions, including the provisions of our amended senior credit facility and provisions applicable to our 10.75% Senior Subordinated Notes due 2011, and any other factors deemed relevant by our board of directors in its sole discretion.

Since our inception, we have not made any sales of equity securities that were not registered under the Securities Act of 1933, as amended. We have no compensation plans under which our equity securities are authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth, for the periods and at the dates indicated, our selected historical and consolidated financial data, in thousands of dollars, except per share data. You should read this financial data in conjunction with the information contained in or referenced under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements” in Parts II and IV of this Annual Report on Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Operating Data:
Net revenue	$171	$39,820	$71,721	$91,330	$106,959
Market level expenses, exclusive of depreciation and amortization shown separately below	305	25,913	46,819	59,330	66,532
Corporate expenses	685	5,475	8,834	8,116	8,518
Depreciation and amortization	8	4,325	11,053	5,523	10,291
Local marketing agreement fees(1)	35	2,913	20	—	42
Impairment loss	—	—	—	42,956	—

Operating income (loss)	(862)	1,194	4,995	(24,595)	21,576
Interest expense, net	6	3,805	15,815	22,444	22,369
Other (income) expense	—	38	(574)	(1,370)	(20,764)

Income (loss) from continuing operations before income taxes	(868)	(2,649)	(10,246)	(45,669)	19,971
Provisions for deferred income taxes	—	—	—	4,311	10,464

Income (loss) from continuing operations	(868)	(2,649)	(10,246)	(49,980)	9,507
(Income) loss from discontinued operations including loss on disposition	—	189	662	3,475	(l )

Net income (loss)	$(868)	$(2,838)	$(10,908)	$(53,455)	$9,508

Balance Sheet Data (at end of period):
Cash and cash equivalents	$529	$836	$30,501	$14,446	$707
Working capital	645	2,736	28,149	12,225	(1,156)
Intangibles assets, net	121	284,666	408,794	388,901	452,746
Total assets	1,355	327,067	506,537	491,980	543,377
Long-term debt	1,520	106,945	197,102	197,276	199,634
Stockholder’s equity	(568)	208,382	282,631	257,368	294,055

(1)	Represents fees associated with operating radio stations prior to acquisition. Prior to acquisition, we recognize revenues and related expenses following execution of a local marketing agreement. Upon our acquisition of assets previously operated under a local marketing agreement, we no longer pay the local marketing fees associated with those assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business consists of two out-of-home media divisions: radio broadcasting and outdoor advertising. Our radio broadcasting business consists of radio stations for which we provide programming and sell on-air advertising time. Our outdoor advertising business includes traditional outdoor advertising displays, such as bulletins and posters, as well as alternative advertising displays in public locations, including restaurants, health clubs, retail stores and entertainment venues.

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

Acquisitions. We account for our business acquisitions under the purchase method of accounting as required by Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. These estimates and assumptions affect future amortization expense and gains or losses recorded on the sale of properties.

Intangible Assets. We record identified intangible assets, including but not limited to FCC licenses, advertising permits, customer relationships, non-compete agreements, and favorable/unfavorable lease obligations, at their fair value using our estimates and assumptions. These estimates and assumptions affect future amortization expense and gains or losses recorded on the sale of properties. Goodwill represents the excess of cost over the fair value of tangible assets and identified intangible assets acquired in a business combination. For indefinite lived intangibles related to acquisitions prior to July 1, 2001, amortization was provided on the straight-line method over the estimated useful lives of the related assets, primarily 40 years, through December 31, 2001. No amortization has been recorded for indefinite lived intangible assets acquired subsequent to July 1, 2001. From January 1, 2002 through present, in accordance with SFAS 142, no amortization has been recorded on any indefinite lived intangible assets.

Impairment. In January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which changes the accounting for goodwill and intangible assets with indefinite lives, such as FCC licenses and advertising permits, from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. The new model requires us to evaluate our indefinite lived intangible assets and goodwill for impairment at least annually. In applying the new model, we first evaluate our indefinite lived intangible assets. To the extent that the estimated fair value of the indefinite lived intangible assets is less than the net book value, we record an impairment charge to reduce the net book value to estimated fair value. Subsequent to the impairment analysis of our indefinite lived intangible assets, we evaluate each of our reporting units (principally our markets) for impairment. If the estimated fair value of our reporting units is less than the net book value, we perform a second step to quantify the amount of the impairment. In this process, the fair value of each of the assets, including goodwill, is estimated and compared to the related net book value. The shortfall of the fair value below net book value of all of the assets represents the amount of impairment. Determining the fair value of our indefinite lived intangible assets and reporting units requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to, among other items, future cash inflows and outflows, discount rates and terminal valuation multiples.

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

	Year Ended December 31,
	2001	%	2002	%	2003	%
Consolidated Operating Data:
Net revenue	$71,721	100.0	$91,330	100.0	$106,959	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	46,819	65.3	59,330	65.0	66,532	62.2
Corporate expenses	8,834	12.3	8,116	8.9	8,518	8.0
Depreciation and amortization	11,053	15.4	5,523	6.0	10,291	9.6
Local marketing agreement fees	20	0.0	—	0.0	42	0.0
Impairment loss	—	0.0	42,956	NM	—	0.0

Operating income (loss)	4,995	7.0	(24,595)	NM	21,576	20.2
Interest expense, net	15,815		22,444		22,369
Other (income) expense	(574)		(1,370)		(20,764)
Provision for deferred income taxes	—		4,311		10,464
Discontinued operations	662		3,475		(1)

Net income (loss)	$(10,908)		$(53,455)		$9,508

Radio Broadcasting Operating Data:
Net revenues	$56,334	100.0	$64,064	100.0	$72,876	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	36,937	65.6	40,065	62.5	44,432	61.0
Depreciation and amortization	9,684	13.5	3,523	3.9	5,974	8.2
LMA fees	20	0.0	—	0.0	42	0.0

Segment operating income	$9,693	17.2	$20,476	32.0	$22,428	30.8

Outdoor Advertising Operating Data:
Net revenues	$15,387	100.0	$27,266	100.0	$34,083	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	9,882	64.2	19,265	70.7	22,100	64.8
Depreciation and amortization	1,369	8.9	2,000	7.3	4,317	12.7
Impairment loss	—	0.0	42,956	NM	—	—

Segment operating income (loss)	4,136	26.9	$(36,955)	NM	$7,666	22.5

Comparison of Fiscal Year 2003 to Fiscal Year 2002

Net Revenues. Consolidated net revenues increased $15.7 million to $107.0 million in 2003 from $91.3 million in 2002. Radio net revenues increased $8.8 million to $72.9 million in 2003 from $64.1 million in 2002. Outdoor advertising net revenues increased $6.8 million to $34.1 million in 2003 from $27.3 million in 2002. Net revenues increased $12.6 million due to acquisitions, net of dispositions, with the remaining $3.1 million increase attributable to organic growth in the assets that we owned and operated at December 31, 2003. Of the $3.1 million of organic growth, $4.0 million was related to the outdoor division, offset by a decline of $0.9 million in the radio division. We expect 2004 net revenues to exceed 2003 net revenues due to continued acquisition activity and organic growth.

Market Level Expenses, exclusive of depreciation and amortization. Consolidated operating expenses increased $7.2 million to $66.5 million in 2003 from $59.3 million in 2002. Radio operating expenses increased $4.3 million to $44.4 million in 2003 from $40.1 million in 2002. Outdoor advertising operating expenses increased $2.8 million to $22.1 million in 2003 from $19.3 million in 2002. These increases were attributable primarily to our completion of acquisitions in 2002 and 2003. As a percentage of net revenues, consolidated operating expenses decreased from 65.0% to 62.2% because revenue growth did not require a proportionate increase in expenses.

Corporate Expenses. Corporate expenses increased $402,000 to $8.5 million in 2003 from $8.1 million in 2002. This increase was due primarily to severance costs of $400,000 associated with the reduction of corporate staff in 2002. As a percentage of net revenues, corporate expenses declined from 8.9% to 8.0% because we did not add significant corporate costs in connection with our acquisitions.

Other Operating Expenses. Consolidated depreciation and amortization increased $4.8 million to $10.3 million in 2003 from $5.5 million in 2002. Radio depreciation and amortization increased $2.5 million to $6.0 million in 2003 from $3.5 million in 2002. Outdoor advertising depreciation and amortization increased $2.3 million to $4.3 million in 2003 from $2.0 million in 2002. The increase in radio and outdoor depreciation and amortization was attributable to the acquisitions during the year which resulted in the addition of depreciable fixed assets and definite lived intangibles which are amortized over their useful lives.

In the fourth quarter of 2003, we conducted our annual evaluation of goodwill and indefinite lived intangible assets pursuant to SFAS 142. As a result of this evaluation, we identified no impairment. In 2002, we recorded a $43.0 million non-cash impairment loss related to our outdoor advertising assets, $19.6 million of which related to advertising permits and $23.4 million of which related to goodwill. The non-cash impairment of these indefinite lived intangible assets was primarily caused by unfavorable economic conditions in the outdoor advertising markets in which we operated during 2002. These weak market conditions adversely impacted the cash flow projections used to determine the fair value of our advertising permits and reporting units and resulted in the non-cash impairment.

Interest and Other Income (Expense) Net. Interest expense, net, was flat at $22.4 million in 2003 due to an increase resulting from indebtedness incurred in connection with our acquisitions offset by proceeds from our interest rate swaps. Other income (expense), net increased to $20.8 million in 2003 as a result of gains on our asset sales during the year, including $18.9 million on the sale of station WJTW-FM and $1.7 million on the sale of station WAIT-FM.

Income Tax. In connection with the adoption of SFAS 142 and suspension of amortization of FCC licenses, advertising permits and goodwill, we expected that our deferred tax liabilities would not reverse within our net operating loss carry-forward period. Accordingly, we recorded deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized.

Discontinued Operations. In 2003, we had no significant discontinued operations. In 2002, we incurred a loss on discontinued operations of $3.5 million primarily related to the loss on sale of our Panama City, Florida assets.

Net Income (loss). Consolidated net income increased $63.0 million to $9.5 million in 2003 from a $53.5 million loss in 2002 as a result of the factors described above.

Comparison of Fiscal Year 2002 to Fiscal Year 2001

Net Revenues. Consolidated net revenues increased $19.6 million to $91.3 million in 2002 from $71.7 million in 2001. Radio net revenues increased $7.8 million to $64.1 million in 2002 from $56.3 million in 2001. Outdoor advertising net revenues increased $11.9 million to $27.3 million in 2002 from $15.4 million in 2001. Net revenues increased $11.7 million due to acquisitions with the remaining $7.9 million increase attributable to organic growth in the assets that we owned and operated at December 31, 2002. Of the $7.9 million of organic growth, $9.6 million was related to the radio division which was offset by a decline of $1.7 million in the outdoor division.

Market Level Expenses, exclusive of depreciation and amortization. Consolidated operating expenses increased $12.5 million to $59.3 million in 2002 from $46.8 million in 2001. Radio operating expenses increased $3.2 million to $40.1 million in 2002 from $36.9 million in 2001. Outdoor advertising operating expenses increased $9.4 million to $19.3 million in 2002 from $9.9 million in 2001. These increases were attributable primarily to our completion of acquisitions in 2001 and 2002. As a percentage of net revenues, consolidated operating expenses decreased marginally from 65.3% to 65.0%.

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

In the fourth quarter of 2002, we conducted our annual evaluation of goodwill and indefinite lived intangible assets pursuant to SFAS 142. As a result of this evaluation, we recorded a $43.0 million non-cash impairment loss related to our outdoor advertising assets, $19.6 million of which related to advertising permits and $23.4 million of which related to goodwill. The non-cash impairment of these indefinite lived intangible assets was primarily caused by unfavorable economic conditions in the outdoor advertising markets in which we operated during 2002. These weak market conditions adversely impacted the cash flow projections used to determine the fair value of our advertising permits and reporting units and resulted in the non-cash impairment.

Interest and Other Income (Expense) Net. Interest expense, net, increased to $22.4 million in 2002 from $15.8 million in 2001 due to indebtedness incurred in connection with our acquisitions. Other income (expense), net increased to $1.4 million of income in 2002 as a result of gains on our interest rate swap arrangements.

Income Tax. In connection with the adoption of SFAS 142 and suspension of amortization of FCC licenses, advertising permits and goodwill, we expected that our deferred tax liabilities would not reverse within our net operating loss carry-forward period. Accordingly, on January 1, 2002, we recorded a one time non-cash charge of $11,600 to deferred tax expense to establish an additional valuation allowance against our deferred tax assets. We recorded additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized.

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

Liquidity and Capital Resources

Sources of Funds

Our cash and cash equivalents balance at December 31, 2003 was approximately $707,000 compared to $14.4 million at December 31, 2002. The decrease was due primarily to acquisitions, capital expenditures and financing costs partially offset by cash from operations and previously committed equity capital contributions.

Net cash provided by (used in) operating activities was $6.9 million and $(302,000) in 2003 and 2002, respectively. The increase in our net cash provided by operating activities was due primarily to growth in revenue and cash flow due to acquisitions completed during 2002 and 2003. During the second half of 2002 and January 2003, we completed several acquisitions funded substantially with equity contributions, which had a positive impact on ongoing cash from operations.

Net cash provided by financing activities was $28.7 million and $27.6 million in 2003 and 2002, respectively. Net cash used in investing activities was $49.4 million and $43.3 million in 2003 and 2002, respectively. These cash flows primarily reflect borrowings, capital contributions and expenditures for acquisitions and dispositions.

As of December 31, 2003 we had net operating loss carry forwards of approximately $71.4 million, which are available to reduce future federal and state income taxes. The federal net operating loss carry forwards begin to expire at various times commencing in 2020.

Uses of Funds

We use a significant portion of our capital resources to consummate acquisitions. Through December 31, 2003, we funded our acquisitions from: (i) equity capital contributions of approximately $354.0 million from NextMedia Investors, funded by equity investments from several private investment funds and our senior management, (ii) aggregate borrowings of approximately $202.0 million, and (iii) cash from operations. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

Credit Facility and Senior Subordinated Notes

On July 31, 2000, we entered into a credit agreement with various banks (the “Revolving Credit Facility”). The Revolving Credit Facility, as amended, consists of a $75.0 million revolving loan facility. Amounts available under the Revolving Credit Facility began reducing quarterly beginning in October 2003. The maximum amount available for borrowing at March 1, 2004 was $69,375 as a result of the reduction beginning in October 2003. By December 31, 2004, the maximum amount available for borrowing will have been reduced to $63,000 as a result of further reductions. The Revolving Credit Facility matures on July 31, 2007. Included within the Revolving Credit Facility is $30.0 million available to us for the issuance of letters of credit. At December 31, 2003, $2,904 of letters of credit were outstanding. Amounts available for borrowing under the Revolving Credit Facility are determined based on certain leverage requirements.

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the senior credit facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of December 31, 2003, we were in compliance with all of these covenants. After taking into account our restrictive covenants, as of March 1, 2004, we had approximately $22.0 million of borrowing capacity under our credit facility.

On July 5, 2001, we completed an offering of $200.0 million of our 10.75% senior subordinated notes due 2011. Under the terms of the notes, semi-annual interest payments of approximately $10.8 million are due January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of December 31, 2003, we were in compliance with all of these covenants.

Capital Expenditures

Capital expenditures in the year ended December 31, 2003 decreased to $5.0 million from approximately $6.4 million for the year ended December 31, 2002 due to reduced expenditures for the consolidation of radio broadcasting facilities and new outdoor advertising site development. The following table sets forth our capital expenditures for the twelve months ended December 31, 2002 and 2003. Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures. Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations. Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
	(in thousands)
Recurring	$1,489	$2,019
Non-recurring	1,017	517
Revenue producing	3,935	2,506

Total capital expenditures	$6,441	$5,042

Commitments and Contractual Obligations

The following table sets forth future payments due under our debt and lease obligations as of December 31, 2003 (in thousands):

	10¾% Senior Subordinated Notes (1)	Non-Cancellable Operating Leases	Total
2004	$—	$5,727	$5,727
2005	—	5,247	5,247
2006	—	4,564	4,564
2007	—	3,730	3,730
2008 and thereafter	$200,000	$28,657	$228,657

	$200,000	$47,925	$247,925

(1)	In each year from 2004 through 2010, we will make semi-annual cash interest payments of $10,750.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FASB) No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. On January 1, 2003 we adopted SFAS 143 Accounting for Asset Retirement Obligations. Some of our lease agreements and easements require that we remove our owned equipment located on the premises at the termination of the applicable lease or easement should it not be renewed. This equipment typically consists of advertising displays or transmitting equipment. We do not believe that these potential future obligations will have a material impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 must be applied to interests in variable interest entities created before February 1, 2003 beginning in the first interim or annual period beginning after March 15, 2004. For variable interest entities created after February 1, 2003, FIN 46 is effective for the first interim period after December 31, 2003. During the three month period ended September 30, 2003, we entered into an LMA agreement to operate a station in the Lubbock, Texas market. We considered the applicability of FIN 46 to this LMA agreement and determined that, in this case, the LMA agreement did not meet the criteria established by FIN 46 for consolidation. Consequently, the adoption of FIN 46 has not had a material impact on our financial statements.

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

SAB 104 was released in December 2003. SAB 104 updates interpretative guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition. We adopted SAB 104 in December 2003 with no impact to our financial statements or our financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From January 2002 through January 2004, we were party to various interest rate swap agreements with aggregate notional amounts ranging from $75.0 million to $100.0 million. Pursuant to these swaps, we paid a floating rate of interest and received a fixed rate of interest on the notional amount. Pursuant to the swaps, we received net interest proceeds of $950,000 and $2.0 million in 2002 and 2003, respectively. We recognized quarterly income or expense to record the swaps at fair value during the periods they were outstanding. In February 2004, we terminated the existing swaps, realized a $1.6 million gain, and received proceeds of $1.6 million. We are no longer party to any swaps.

Our remaining long-term debt has a fixed interest rate. Consequently, we do not believe we are currently exposed to any material interest rate or market risk in connection with our remaining long-term debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes are included in Part IV of this Form 10-K, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, directors and senior officers and their respective ages and positions are as follows:

Name	Age	Position
Carl E. Hirsch	57	Director, Executive Chairman of the Board
Steven Dinetz	57	Director, President and Chief Executive Officer
Sean Stover	41	Senior Vice President and Chief Financial Officer
Samuel “Skip” Weller	48	President and Co-Chief Operating Officer of the Radio Division
Jeffrey Dinetz	45	Executive Vice President and Co-Chief Operating Officer of the Radio Division
Jim Matalone	42	President and Chief Operating Officer of the Outdoor Division
Schuyler Hansen	35	Chief Accounting Officer, Treasurer and Assistant Secretary
Matthew Leibowitz	53	Secretary

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

Audit Committee

The Audit Committee of the Board of Directors of NextMedia Group, Inc. is comprised of Messrs. James M. McElwee and Lawrence S. Sorrel, and performs the functions of an audit committee with respect to us. Mr. McElwee is a Genral Partner at Weston Presidio Capital III and Mr. Sorrel is a Managing Partner at Tailwind Capital Partners LLC, an affiliate of Thomas Weisel Capital Partners, L.P. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. We have determined that the Audit Committee does not include a financial expert as defined in Item 401 of Regulation S-K. We believe that the Audit Committee members are sufficiently sophisticated in financial matters to adequately carry out their responsibilities as members of the Audit Committee.

Code of Ethics

We currently have a general code of ethics that applies to all of our employees, including the Chief Executive Officer and the Principal Financial Officer. We expect to amend our code of ethics in 2004 to address the elements of financial reporting and disclosure as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the year ended December 31, 2003, the compensation paid to the chief executive officer and the other four most highly-paid executives in 2003. We have not granted any stock options.

	Annual Compensation			All Other Compensation
Name and Principal Position	Year	Salary	Bonus
Carl E. Hirsch	2003	$300,000	$—	—
Executive Chairman of the Board	2002	$300,000	—	—
	2001	$300,000	$100,000	—

Steven Dinetz	2003	$300,000	$—	—
President and Chief Executive Officer	2002	$300,000	$300,000	—
	2001	$300,000	$100,000	—

Sean Stover	2003	$287,500	$172,500	—
Senior Vice President and Chief Financial Officer	2002	$270,000	$175,000	—
	2001	$270,000	$130,000	—

Samuel Weller	2003	$287,500	$70,000	—
President and Co-Chief Operating Officer of the Radio Division	2002	$275,000	$175,000	—
	2001	$270,833	$130,000	—

Jeffrey Dinetz	2003	$272,500	$45,000	—
Executive Vice President and Co-Chief Operating Officer of the Radio Division	2002	$260,000	$160,000	—
	2001	$258,333	$100,000	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our parent company, NextMedia Group, Inc., owns 100% of our outstanding shares of common stock. NextMedia Group, Inc. is a wholly owned subsidiary of NextMedia Investors LLC.

The following table sets forth the amount of NextMedia Investors LLC membership interests beneficially owned by our directors as of March 29, 2004. The address of our directors is c/o NextMedia Operating, Inc. 6312 S. Fiddlers Green Circle, Suite 360E, Englewood, CO 80111.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A	Carl E. Hirsch	12.2 million of membership interests, direct	4.2%
Class B		13.6 units, direct	26.3%
Class A	Steven Dinetz	12.2 million of membership interests, direct	4.2%
Class B		13.6 units, direct	26.3%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In the event that NextMedia Investors makes any distribution, the distribution will be paid first to certain Class A and Class C members based on a formula set forth in the agreement, generally until such members have recovered their total contributions. A portion of the excess over amounts contributed by Class A and Class C members in addition to a portion of the excess over amounts contributed by Class A members and Class C members prior to June 13, 2001 and before the distribution of other contributed amounts will be distributed to the Class B members based on a formula set forth in the agreement, and the Class A members and Class C members will be entitled to the remaining amounts. In general, the portion to be received by the Class B members, which will be allocated among them in proportion to their respective Class B membership interests, will equal approximately 13.8% with respect to capital contributed or committed as of the date hereof. This percentage will decline in accordance with the terms of the agreement in the event that additional equity is contributed after the date hereof.

Under the terms of the limited liability company agreement, the board of directors of NextMedia Investors shall be comprised of nine seats, two of which may be designated by Thomas Weisel Capital Partners, two of which may be designated by the holders of the Class B interests who are Management Members (as such term is defined in the NextMedia Investors limited liability company agreement), one of which may be designated by Weston Presidio Capital, one of which may be designated by Alta Communications, two of which may be designated by GS Capital Partners. The board seats designated by GS Capital Partners are nonvoting.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees were billed to us by our principal accountants, PricewaterhouseCoopers LLP, for audit services related to the two most recent fiscal years and for other professional services billed in the most recent two fiscal years were as follows:

	2002	2003
Audit Fees	$300,952	$332,402
Audit-Related Fees	79,346	—
Tax Fees	255,650	138,218
All Other Fees	—	—

Total	$635,948	$470,620

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

2.	Financial Statement Schedules. None.

3.	Exhibits:

Exhibit Number	Description

3.01*	Certificate of Incorporation of NextMedia Operating, Inc.

3.02*	Certificate of Amendment to the Certificate of Incorporation of NextMedia Operating, Inc.

3.03*	Bylaws of NextMedia Operating, Inc.

4.01*	Indenture dated as of July 5, 2001 between NextMedia Operating, Inc., the Guarantors named therein and U.S. Bank Trust Company, N.A., as trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2011.

4.02*	Form of 10 3/4% Senior Subordinated Note due 2011 (included in Exhibit 4.1).

4.03*	Registration Rights Agreement dated June 28, 2001, among NextMedia Operating, Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc., CIBC World Markets Corp. and Thomas Weisel Partners LLC.

4.04***	Supplemental Indenture, dated as of March 13, 2002, to be effective as of July 5, 2001, among Crickett Ltd. and Chesapeake Outdoor Enterprises, Inc., each as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

Exhibit Number	Description

4.05***	Supplemental Indenture, dated as of August 30, 2002, among NextMedia Northern Colorado, Inc., as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

10.01*	Credit Agreement, dated as of July 31, 2000, by and among NextMedia Group, Inc., NextMedia Operating, Inc., a guarantor thereunder, the lenders party thereto and Bankers Trust Company as Administrative Agent.

10.02*	First Amendment to the Credit Agreement, dated as of December 13, 2000, among NextMedia Group, Inc., NextMedia Operating, Inc., NextMedia Group II, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.03*	Second Amendment to the Credit Agreement, dated as of May 14, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.04*	Third Amendment and Consent to the Credit Agreement, dated as of June 22, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.05*	Fourth Amendment to the Credit Agreement, dated as of December 20, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.06***	Fifth Amendment to the Credit Agreement, dated as of June 25, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.07**	Sixth Amendment to the Credit Agreement, dated as of October 15, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.08*	Asset Purchase Agreement, dated as of August 16, 1999, among NextMedia Group, LLC and Rambaldo Communications, Inc., Rambaldo AM Communications, Inc. and Rambaldo AM Broadcasting Company.

10.09*	Asset Purchase Agreement, dated as of October 1, 1999, between NextMedia Group, LLC and Empire Broadcasting System LLP.

10.10*	Asset Purchase Agreement, dated as of October 2, 1999, between NextMedia Group, LLC and Styles Broadcasting of Alabama, Inc.

10.11*	Asset Purchase Agreement, dated as of October 21, 1999, between NextMedia Group, LLC and The Jet Broadcasting Co., Inc.

10.12*	Asset Purchase Agreement, dated as of November 18, 1999 among NextMedia Outdoor, L.L.C., Promote It, Inc. d/b/a Gas Station Advertising Network and Jim and Lori Baxter.

Exhibit Number	Description

10.13*	Asset Purchase Agreement, dated as of November 20, 1999, between NextMedia Group, LLC and Wilmington WJBR-FM, L.L.C.

10.14*	Asset Purchase Agreement, dated as of December 6, 1999, between NextMedia Group, LLC and Salt Broadcasting LLC.

10.15*	Asset Purchase Agreement, dated as of February 11, 2000, among NextMedia Group, LLC and Pinnacle Broadcasting Company, Inc., WSOY Decatur, Inc., Pinnacle Southeast, Inc., Pinnacle Myrtle Corp., Atlantic Towers, Inc., El Paso and Lubbock, Inc., WFXC & WDUR, Inc., and Pinnacle S.C., Inc.

10.16*	Asset Purchase Agreement, dated as of February 16, 2000 between NextMedia Group, LLC and Hirsch Broadcasting Group, LP.

10.17*	Asset Purchase Agreement, dated as of February 22, 2000, among NextMedia Group, LLC and Lake Broadcasting, Inc. and Red River Radio, Inc.

10.18*	Asset Purchase Agreement, dated as of May 11, 2000, between NextMedia Group, Inc. and AJ Indoor Advertising, Inc.

10.19*	Asset Purchase Agreement, dated as of June 15, 2000, between NextMedia Group, Inc. and Beaverkettle Company.

10.20*	Asset Purchase Agreement, dated as of June 30, 2000, between NextMedia Operating, Inc. and Belvidere Broadcasting, L.P.

10.21*	Asset Purchase Agreement, dated as of June 30, 2000, between NextMedia Operating, Inc. and Pride Communications, LLC.

10.22*	Asset Exchange Agreement, dated as of August 31, 2000, among NextMedia Operating, Inc. and Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and the Myrtle Beach Stations Trust.

10.23*	Asset Purchase Agreement, dated as of August 31, 2000, between Myrtle Beach Stations Trust and Fidelity Broadcasting Corporation.

10.24*	KLAK-FM Option Agreement, dated as of October 10, 2000, among First Broadcasting Company, L.P., NextMedia Licensing, Inc. and NextMedia Operating, Inc.

10.25*	Asset Purchase Agreement, dated as of December 28, 2000, among NextMedia Group II, Inc., NextMedia Licensing, Inc., Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc.

10.26*	Asset Purchase Agreement, dated as of January 1, 2001, among NextMedia Operating, Inc. and NextMedia Licensing, Inc. and Radioworks, Inc., WFVR, Inc. and WKKD, Inc.

10.27*	Asset Purchase Agreement, dated as of January 31, 2001, among NextMedia Outdoor, Inc. and CityVision, LLC, CityVision Connecticut, LLC and CityVision Massachusetts, LLC.

10.28*	Asset Purchase Agreement, dated as of January 31, 2001, between NextMedia Operating, Inc. and Fairview Radio, Inc.

Exhibit Number	Description

10.29*	Amendment No. 1 to the Asset Exchange Agreement, dated April 30, 2001, among NextMedia Operating, Inc. and Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and the Myrtle Beach Stations Trust.

10.30*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Great Advertising, LLC.

10.31*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Great Outdoor, Inc.

10.32*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Media Displays, Inc.

10.33*	Contribution and Purchase and Sale Agreement, dated as of June 13, 2001, among NextMedia Investors, LLC, NextMedia Outdoor, Inc. and PNE Media, LLC.

10.34*	Amendment No. 2 to Asset Purchase Agreement, dated as of August 7, 2001, among NextMedia Outdoor, Inc. and CityVision, LLC, CityVision Mid-America, LLC, CityVision Connecticut, LLC and CityVision Massachusetts, LLC.

10.35*	Asset Purchase Agreement, dated as of October 16, 2001, among Capital Advertising, Inc., Capital Media II, Inc., and Capital Outdoor, Inc. and NextMedia.

10.36*	Asset Purchase Agreement, dated as of October 26, 2001 between Sailing Billboards Outdoor Media, LLC and NextMedia Outdoor, Inc.

10.37*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Carl E. Hirsch.

10.38*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Steven Dinetz.

10.39*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Sean Stover.

10.40*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Samuel Weller.

10.41*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Jeffrey Dinetz.

10.42*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Steven Smith.

10.43*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Schuyler Hansen.

10.44*	Employment Agreement, dated as of March 6, 2000, between NextMedia Outdoor, Inc., NextMedia Group, Inc. and James Matalone.

Exhibit Number	Description

10.45*	Employment Agreement, dated as of March 6, 2000, between NextMedia Outdoor, Inc., NextMedia Group, Inc. and Scot McArtor.

10.46***	Purchase Agreement, dated as of October 30, 2002, by and among Wilks Broadcasting, LLC, Wilks License Co. LLC, NextMedia Operating, Inc. and NM Licensing LLC.

21.1+	List of subsidiaries of NextMedia Operating, Inc.

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Incorporated herein by reference to our Registration Statement on Form S-4/A, dated April 8, 2002.

**	Incorporated herein by reference to our quarterly report on Form 10-Q, dated November 14, 2002.

***	Incorporated herein by reference to our annual report on Form 10-K, dated March 27, 2003.

(b)	Reports on Form 8-K:

On March 11, 2004, we filed a Current Report on Form 8-K announcing earnings results for the year ended December 31, 2003.

INDEX TO FINANCIAL STATEMENTS

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Stockholder of

NextMedia Operating, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of NextMedia Operating, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill on January 1, 2002, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado

March 29, 2004

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2002	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$14,446	$707
Accounts receivable, net of allowance for doubtful accounts of $1,248 and 1,111, respectively	14,407	16,452
Prepaid expenses and other current assets	2,225	3,209

Total current assets	31,078	20,368
Property and equipment, net	52,916	58,016
Other assets	13,674	12,247
Goodwill, net	34,922	63,590
Advertising permits	94,142	103,555
FCC licenses, net	256,410	276,997
Easements, net	2,467	2,595
Other intangibles, net	960	6,009
Assets held for sale	5,411	—

Total assets	$491,980	$543,377

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$2,481	$1,699
Accrued expenses	15,740	17,484
Deferred revenue	622	516
Other	10	1,825

Total current liabilities	18,853	21,524
Long-term debt	197,276	199,634
Deferred tax liability	16,396	26,858
Other long-term liabilities	2,087	1,306

Total liabilities	234,612	249,322

Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, no par value, 3,000 shares authorized, issued and outstanding, respectively	1	1
Additional paid-in capital	325,436	352,615
Accumulated deficit	(68,069)	(58,561)

Total stockholder’s equity	257,368	294,055

Total liabilities and stockholder’s equity	$491,980	$543,377

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Years ended December 31,
	2001	2002	2003
Gross revenue	$76,936	$99,047	$116,001
Less: agency commissions	5,215	7,717	9,042

Net revenue	71,721	91,330	106,959
Market level expenses, exclusive of depreciation and amortization, shown separately below	46,819	59,330	66,532
Corporate expenses	8,834	8,116	8,518
Depreciation and amortization	11,053	5,523	10,291
Local marketing agreement fees	20	—	42
Impairment loss	—	42,956	—

Total operating expenses	66,726	115,925	85,383

Operating income (loss)	4,995	(24,595)	21,576
Other (income) expense:
Interest expense, net	15,815	22,444	22,369
Other income	(574)	(1,370)	(20,764)

Income (loss) from continuing operations before taxes	(10,246)	(45,669)	19,971
Provision for deferred income taxes	—	4,311	10,464

Income (loss) from continuing operations	(10,246)	(49,980)	9,507
Discontinued operations (Note 2):
(Income) loss from discontinued operations (including loss on disposal of $3,272 for the year ended December 31, 2002)	662	3,475	(1)

Net income (loss)	$(10,908)	$(53,455)	$9,508

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2000	3,001,010	$31	$212,057	$(3,706)	$208,382
Merger of NextMedia Group II, Inc. into NextMedia Group, Inc. (Note 1)	(3,000,010)	(30)	30	—	—
Issuance of shares in connection with merger (Note1)	2,000	—	—	—	—
Capital contributions from Parent, net	—	—	85,115	—	85,115
Vesting of Parent Company Class B membership units	—	—	42	—	42
Net loss	—	—	—	(10,908)	(10,908)

Balance, December 31, 2001	3,000	1	297,244	(14,614)	282,631
Capital contributions from Parent, net	—	—	28,113	—	28,113
Vesting of Parent Company Class B membership units	—	—	79	—	79
Net loss	—	—	—	(53,455)	(53,455)

Balance, December 31, 2002	3,000	1	325,436	(68,069)	257,368
Capital contributions from Parent, net	—	—	27,100	—	27,100
Vesting of Parent Company Class B membership units	—	—	79	—	79
Net income (loss)	—	—	—	9,508	9,508

Balance, December 31, 2003	3,000	$1	$352,615	$(58,561)	$294,055

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended December 31,
	2001	2002	2003
Cash Flows From Operating Activities
Net income (loss)	$(10,908)	$(53,455)	$9,508
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,379	5,572	10,291
Non-cash interest expense	728	1,256	1,238
Provision for bad debt expense	1,773	1,034	888
Non-cash compensation expense	42	79	79
Loss/(Gain) on sale of properties	(1,354)	3,321	(21,848)
Unrealized (gain) loss on interest rate swap	—	(1,853)	118
Provision for deferred taxes	—	4,311	10,464
Impairment loss	—	42,956	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,385)	(2,143)	(2,958)
Prepaid expenses and other current assets	(1,035)	(214)	(947)
Accounts payable	728	(372)	(878)
Accrued expenses	11,325	(741)	1,090
Deferred revenue	234	(54)	(111)
Other current liabilities	(23)	1	13

Net cash provided by (used in) operating activities	9,504	(302)	6,947

Cash Flows From Investing Activities
Purchase of equipment	(7,077)	(6,441)	(5,042)
Payments for acquisitions, net of cash acquired	(112,953)	(38,449)	(81,250)
Proceeds from sale of properties, net	5,442	1,581	36,908

Net cash used in investing activities	(114,588)	(43,309)	(49,384)

Cash Flows From Financing Activities
Proceeds from Senior Subordinated Notes	197,020	—	—
Proceeds from revolving credit facilities	18,000	—	44,000
Repayment of revolving credit facilities	(124,945)	—	(42,000)
Equity capital contributions from Parent, net	53,465	28,113	27,100
Payments of financing related costs	(8,408)	(711)	(90)
Other	(383)	154	(312)

Net cash provided by financing activities	134,749	27,556	28,698

Net increase (decrease) in cash and cash equivalents	29,665	(16,055)	(13,739)
Cash and cash equivalents at beginning of period	836	30,501	14,446

Cash and cash equivalents at end of period	$30,501	$14,446	$707

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$5,742	$22,318	$22,969

Taxes	$—	$—	$—

Non-Cash Investing and Financing Activities:
Capital contribution in the form of outdoor advertising assets	$31,650	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.	Organization and Summary of Significant Accounting Policies

The Company

NextMedia Operating, Inc. and its subsidiaries (the “Company”), operates two advertising media segments: a group of radio broadcast stations in fourteen small and mid-sized markets and an outdoor advertising business.

The Company is an indirect wholly-owned subsidiary of NextMedia Group, Inc., a wholly-owned subsidiary of NextMedia Investors LLC, (the “Parent”) an investment partnership formed by Thomas Weisel Merchant Banking Partners, Weston Presidio Capital, Alta Communications, Inc., GS Capital Partners 2000 L.P. and management of the Company.

The consolidated financial statements include the accounts of NextMedia Operating, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Prior to January 10, 2001, the operations of the Company took place through three entities, NextMedia Operating, Inc., and its subsidiaries, NextMedia Group II, Inc. and NextMedia Outdoor LLC. NextMedia Group II, Inc. and NextMedia Outdoor LLC were effectively controlled by NextMedia Operating, Inc. based on its ownership of 99.99% of the economic interest of NextMedia Group II, Inc. and NextMedia Outdoor LLC and the existence of common management. By January 10, 2001, NextMedia Group II, Inc. and NextMedia Outdoor LLC were merged into NextMedia Operating, Inc. Since this was a combination of entities under common control, there was no change in accounting basis. Accordingly, the results for 2001 and future periods have been consolidated.

NextMedia Operating, Inc. was formed in early 2000. NextMedia Group II, Inc. was formed in late 1999 (as NextMedia Group, LLC and converted to NextMedia Group II, Inc. in early 2000). NextMedia Outdoor LLC was formed in late 1999. The Company commenced operations in late 1999 with the acquisition of an 80% interest in GSA Network, an outdoor advertising company, for $300.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified in order to conform with the current year presentation. In the fourth quarter of 2003, the Company determined that it had acquired certain previously unrecognized intangible assets (advertising permits and easements) in connection with certain of its outdoor advertising acquisitions. As a result, the Company has reclassified from goodwill and property and equipment the estimated fair value of the advertising permits and easements at the respective dates of their acquisition. Since the book basis of the advertising permits exceeds their tax basis, the Company has recorded the additional deferred tax impact of the reclassification. This basis difference, previously in goodwill, was formerly accounted for as a permanent difference in accordance with SFAS 109, paragraph 30. These adjustments had no effect on the Company’s historical statements of operations, cash flow or shareholder’s equity. The notes to the financial statements have been adjusted to reflect the impact of this reclassification in all periods presented.

The chart below demonstrates the effect of the advertising permit and easement reclassifications in 2002, including the additional deferred tax impact of the advertising permits:

Account	Previously Reported	Reclassification	Reclassifed 2002
Property and equipment, net	$53,103	$(187)	$52,916
Easements, net	—	2,467	2,467
Goodwill, net	119,259	(84,337)	34,922
Advertising permits, net	—	94,142	94,142
Deferred tax liabilities	(4,311)	(12,085)	(16,396)

Total	$168,051	$—	$168,051

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin 104. The primary source of the Company’s radio revenues is the sale of broadcasting time for local, regional and national advertising. The primary source of the Company’s outdoor/indoor display advertising revenue is the sale of signage space. Revenues for radio broadcasting advertisements are recognized when the commercial is broadcast. Revenues for outdoor/indoor sign advertising contracts are recognized ratably over the period in which advertisement displays are posted in the display units. Payments received in advance of billings are recorded as deferred revenue and recognized over the remaining period of the contract, generally less than one year in duration.

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

	Years ended December 31,
	2001	2002	2003
Trade revenue, included in gross revenue	$3,934	$5,238	$5,043
Trade expense, included in operating expenses	3,763	5,301	5,072

Cash Equivalents

The Company considers liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are recorded at cost, net of allowance for doubtful accounts. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce receivables to what it believes will be collected. For all other customers, the Company recognizes reserves based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in collectibility and changes in current economic conditions. The allowance for doubtful accounts is reconciled as follows for the years indicated:

	Years ended December 31,
	2002	2003
Allowance for doubtful accounts—opening balance	$1,209	$1,248
Provision for bad debt expense	959	888
Write-offs	(920)	(1,025)

Allowance for doubtful accounts—closing balance	$1,248	$1,111

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

Impairment

The Company reviews long-lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment charge recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in income.

Acquisitions

The Company accounts for business acquisitions under the purchase method of accounting as required by Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. These estimates and assumptions affect future amortization expense and gains or losses recorded on the sale of properties.

Intangible Assets

The Company records identified intangible assets at their estimated fair value upon acquisition. Goodwill represents the excess of cost over the fair value of tangible assets and identifiable intangible assets. For indefinite lived intangibles related to acquisitions prior to July 1, 2001, amortization was provided on the straight-line method over the estimated useful lives of the related assets, primarily 40 years, through December 31, 2001. No amortization has been recorded for indefinite lived intangible assets acquired subsequent to July 1, 2001. From January 1, 2002 through present, in accordance with SFAS 142, no amortization has been recorded on any indefinite lived intangible assets.

In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which changes the accounting for goodwill and intangible assets with indefinite lives, such as FCC licenses and advertising permits, from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. The new model requires the Company to evaluate its indefinite lived intangible assets and goodwill for impairment at least annually. In applying the new model, the Company first evaluated its indefinite lived intangible assets. To the extent that the estimated fair value of the indefinite lived intangible assets is less than the net book value, the Company records an impairment charge to reduce the net book value to estimated fair value. Subsequent to the impairment analysis of the Company’s indefinite lived intangible assets, the Company evaluates each of its reporting units (principally its markets) for impairment. If the estimated fair value of the reporting units is less than the net book value, the Company performs a second step to quantify the amount of the impairment. In this process, the fair value of each of the assets, including goodwill, is estimated and compared to the related net book value. The shortfall of the fair value below net book value of all of the assets represents the amount of impairment. Determining the fair value of the Company’s indefinite lived intangible assets and reporting units requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to, among other items, future cash inflows and outflows, discount rates and terminal valuation multiples.

Debt Issuance Costs

Debt issue costs which consist of legal, professional, commissions and financing fees incurred in connection with the issuance of the Senior Subordinated Notes and the Revolving Credit Facility are included in other non-current assets and are being amortized over the term of the related agreements on the interest method. During the years ended December 31, 2001, 2002 and 2003, the Company recognized interest expense related to amortization of debt issuance costs of approximately $728, $1,256 and $1,238, respectively.

Concentration of Credit Risks

In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of diversified customers and the geographic diversification of the Company’s customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained.

Local Marketing Agreements

The Company enters into local marketing agreements (“LMAs”) with respect to certain radio stations it intends to acquire. The Company operates the stations under the LMA whereby the Company agrees to purchase from the broadcast station licensee certain broadcast time and provide programming to and sell advertising on the stations during the purchased time. Fees incurred pursuant to LMAs are recognized as operating expenses. The Company’s financial statements include broadcasting revenues and operating expenses of stations marketed under LMAs. The LMA generally terminates upon the closing of the acquisition of the station(s). The company operated four radio stations under LMAs at some point during the year ended December 31, 2001 but did not operate any radio stations under LMAs during the year ended December 31, 2002. During the year ended December 31, 2003, the Company entered into an LMA to operate a station in the Lubbock, Texas market pursuant to an LMA agreement.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Derivatives

Periodically, the Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as interest expense. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are recognized in these consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FASB) No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. On January 1, 2003 the Company adopted SFAS 143 Accounting for Asset Retirement Obligations. Some of the Company’s lease agreements and easements require that we remove our owned equipment located on the premises at the termination of the applicable lease or easement should it not be renewed. This equipment typically consists of advertising displays or transmitting equipment. The Company does not believe that these potential future obligations will have a material impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 must be applied to interests in variable interest entities created before February 1, 2003 beginning in the first interim or annual period beginning after March 15, 2004. For variable interest entities created after February 1, 2003, FIN 46 is effective for the first interim period after December 31, 2003. During the three month period ended September 30, 2003, the Company entered into an LMA agreement to operate a station in the Lubbock, Texas market. The Company considered the applicability of FIN 46 to this LMA agreement and determined that, in this case, the LMA agreement did not meet the criteria established by FIN 46 for consolidation. Consequently, the adoption of FIN 46 has not had a material impact on the Company’s financial statements.

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

Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This new statement changes the accounting for certain financial instruments that, under previous balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

SAB 104 was released in December 2003. SAB 104 updates interpretative guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition. The Company adopted SAB 104 in December 2003 with no impact to our financial statements or its financial reporting.

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

As the Company typically negotiates and determine purchase price based on estimated future cash flows generated by the assets acquired, the purchase price of its acquisitions is typically more than the historical cost to construct the assets. As a result, there is generally a residual amount of the purchase price in excess of the fair value of the tangible and identifiable intangible assets that is assigned to goodwill.

The Company completed 12 acquisitions during the year ended December 31, 2001. The aggregate purchase price for these acquisitions (including acquisition costs) was $141,189, in cash and non-cash capital contributions from the Parent. During 2002, we completed six outdoor advertising acquisitions with purchase prices greater than $750 and several smaller outdoor advertising acquisitions with an aggregate purchase price of $1,514. The aggregate purchase price of our 2002 acquisitions was $37,964 in cash, $28,113 of which was funded with equity contributions from the Company’s Parent made during the year. The aggregate purchase price of our 2003 acquisitions was $80,934 in cash, which were funded with (i) proceeds of $27,100 from equity contributions from the Company’s Parent, (ii) borrowings under the Company’s Senior Credit Facility, (iii) proceeds of $37,836 from asset sales, and (iv) cash generated from operations.

The acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition. A summary of the transactions is presented below:

Transaction	Date of Acquisition	Purchase Price
2001:
CitiVision, Inc.	28 February	$4,206
Cumulus Broadcasting	30 April	2,158
Radioworks	30 April	3,583
KMAD	15 June	562
PNE Media	5 July	92,953
GAESS Outdoor	5 July	10,141
Scenic Outdoor	6 October	161
Fairview Radio	15 October	4,326
Capital Outdoor	16 October	8,951
Sailing Billboards Outdoor Media, LLC	26 October	12,093
AMI, LLC	19 December	855
Onsite Advertising Services, LLC	27 December	1,200

		$141,189

2002:
Philcor Media, LLC	4 January	$1,811
Camden Outdoor, LLC	30 April	1,899
AMI, LLC	12 July	820
Flack Outdoor (acquired 100% of the voting equity interests)	30 August	25,730
Matt Outdoor	Various	4,461
Klein Outdoor Advertising, Inc	Various	1,729
Miscellaneous other acquisitions	Various	1,514

		$37,964

2003:
Wilks Broadcasting, LLC	6 January	$55,753
Matt Outdoor	8 January	409
Chuckie Broadcasting Company	31 January	5,807
NJ Outdoor Advertising	19 February	4,083
Outdoor Partnership, LLC	14 March	1,374
CitiVision	2 April	392
Impact Marketing	15 April	571
Prime Outdoor	18 June	1,010
Great Outdoor Advertising	21 August	2,243
KC Signs	30 September	218
Patriot	8 December	2,024
AllVision	Various	2,632
Citadel Broadcasting Company (KNHK-FM)	15 December	4,332
Red Peak Tower	31 December	86

		$80,934

An allocation of the aggregate purchase prices to the fair values of the assets acquired and liabilities assumed is presented below.

	As of December 31,
	2001	2002	2003
Current assets	$—	$337	$76
Property and equipment	12,836	11,816	6,380
FCC licenses	10,290	177	29,994
Goodwill – radio division	—	—	26,628
Goodwill – outdoor division(1)	22,185	19,849	3,639
Advertising permits	100,471	13,296	9,413
Easements	2,280	187	160
Customer base, non-compete agreements and other	—	475	5,316
Current liabilities	—	(1,521)	(672)
Long-term liabilities	(6,873)	(6,652)	—

	$141,189	$37,964	$80,934

(1)	Approximately $8,774 and $6,138 of the goodwill acquired in 2001 and 2002, respectively, is not deductible for tax purposes.

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

In the second quarter of 2002, we entered into an agreement to sell the assets of radio stations, WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in exchange for approximately $5,500 in cash. This sale was completed in January 2003. The assets sold consist primarily of FCC licenses, broadcast equipment and accounts receivable. We recorded a loss of approximately $3,272 in discontinued operations in the second quarter of 2002 for the difference between the carrying value of this reporting unit and the expected proceeds of the sale, less expected selling costs. We classified the remaining carrying value of the assets to be sold as held for sale on the balance sheet and the results of operations for this reporting unit were classified as discontinued operations in all periods presented. During the year ended December 31, 2002, these assets generated net revenues of approximately $807. Management decided to sell these assets because we believe there are alternative uses of capital which may provide a higher return on investments.

In September of 2003, the Company sold certain of the assets of WJTW-FM licensed to Joliet, Illinois to Hispanic Broadcasting Corporation for $21,000 in cash and recognized a $18,900 gain related to the disposition. In October of 2003, the Company sold the assets of WAIT-FM licensed to Crystal Lake, Illinois to Newsweb Corporation for $8,250 in cash and recognized a $1,653 gain related to the disposition. In December of 2003, the Company sold the assets of KSRN-FM licensed to Reno, Nevada to Lazer Broadcasting Corp for $2,500 in cash and recognized a $760 gain related to the disposition.

Subsequent to certain acquisitions, the Company collects amounts for receivables and other assets, which were not purchased. Such amounts are remitted periodically to the sellers and at December 31, 2002 and 2003, $1.5 million and $1.3 million, respectively, were due to sellers.

The following unaudited pro forma income statement information has been prepared as if the significant acquisitions and dispositions made during the years ended December 31, 2002 and 2003 had occurred on January 1, 2002. The pro forma income statement information is not necessarily indicative of the results, which actually would have occurred if these acquisitions had been consummated on January 1, 2002.

	Years ended December 31,
	2002	2003
Net revenues	$103,266	$106,403
Total expenses	138,464	96,498

Net loss	$(52,592)	$9,905

In January 2004, in exchange for its outdoor advertising assets in New York, New York and Baltimore, Maryland, the Company acquired outdoor advertising assets in Myrtle Beach, South Carolina. While the company has not finalized its purchase accounting for the acquisition of the assets in Myrtle Beach, South Carolina, it expects to allocate a significant portion of the acquisition cost to indefinite lived intangibles in the form of either advertising permits or goodwill.

In February 2004, the Company completed its previously announced acquisition of WCCQ-FM licensed to Crest Hill, Illinois for $14,000 in cash. The Company funded the acquisition with borrowings under its credit facility. While the Company has not finalized its purchase accounting for the acquisition of these assets, it expects to allocate a significant portion of the acquisition cost to indefinite lived intangibles in the form of either FCC licenses or goodwill.

3.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	Years ended December 31,
	2002	2003
Prepaid rent	$1,227	$1,282
Other receivables	—	1,248
Prepaid insurance, taxes and other	998	679

	$2,225	$3,209

4.	Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31,
		2002	2003
Land and improvements	—	$5,198	5,729
Construction in progress	—	935	870
Buildings and improvements	20	8,308	9,893
Leasehold improvements	10	1,971	1,833
Broadcast equipment	5 – 20	7,042	8,445
Office equipment	7	1,691	1,814
Computer software and systems	3 – 5	1,638	1,930
Tower and antennae	5 – 20	3,250	4,931
Vehicles	3	1,376	1,734
Furniture and fixtures	7	1,176	1,319
Advertising displays	3 – 15	29,461	34,654

		62,046	73,152
Less accumulated depreciation		(9,130)	(15,136)

		$52,916	$58,016

Depreciation expense for the years ended December 31, 2002 and 2003 was $4,975 and $6,254, respectively.

5.	Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life	As of December 31,
		2002	2003
Gross:
FCC licenses	—	$265,471	285,755
Goodwill	—	35,848	64,516
Advertising permits	—	94,142	103,555
Easements	—	2,467	2,595
Definite lived intangibles, primarily customer base and non-compete agreements	1-15	2,356	11,441

		$400,284	467,862

Less, accumulated amortization:
FCC licenses		$(9,061)	(8,758)
Goodwill		(926)	(926)
Advertising permits		—	—
Easements		—	—
Definite lived intangibles, primarily customer base and non-compete agreements		(1,396)	(5,432)

		$(11,383)	(15,116)

Net:
FCC licenses		$256,410	276,997
Goodwill		34,922	63,590
Advertising permits		94,142	103,555
Easements		2,467	2,595
Definite lived intangibles, primarily customer base and non- compete agreements		960	6,009

		$388,901	452,746

Indefinite Lived Intangibles

In the first quarter of 2002, the Company completed its transitional assessment of goodwill and other identifiable intangibles in accordance with SFAS No. 142. The Company believes that FCC licenses, easements and advertising permits are indefinite-lived intangibles under the new standard. The Company’s transitional assessment did not identify any impairments in goodwill or its other indefinite-lived intangibles. Amortization of goodwill and indefinite-lived intangibles ceased upon adoption of SFAS No. 142.

The table below compares the net loss reported for the year ended December 31, 2001 as if SFAS No. 142 was adopted January 1, 2001:

Years ended December 31,
2001
Net loss	$(10,908)
Add back goodwill and FCC license amortization	7,288
Related tax effect	(2,915)

Adjusted net loss	$(6,535)

Activity affecting the Company’s indefinite-lived intangibles during 2002 and 2003 is summarized below:

	FCC Licenses	Goodwill	Advertising Permits	Easements
Gross balance at December 31, 2001	$274,556	$40,802	$100,471	$2,280
Additions due to acquisition	—	19,849	13,296	187
Reductions due to dispositions	(9,262)	(5)	—	—
Reduction due to impairment loss	—	(23,331)	(19,625)	—
Other(1)	177	(1,467)	—	—

Gross balance at December 31, 2002	265,471	35,848	94,142	2,467
Accumulated amortization	(9,061)	(926)	—	—

Net balance at December 31, 2002	$256,410	$34,922	$94,142	$2,467

Gross balance at December 31, 2002	$265,471	$35,848	$94,142	$2,467
Additions due to acquisition	29,994	30,267	9,413	160
Reductions due to disposition	(9,710)	—	—	(32)
Other(1)	—	(1,599)	—	—

Gross balance at December 31, 2003	285,755	64,516	103,555	2,595
Accumulated amortization	(8,758)	(926)	—	—

Net balance at December 31, 2003	$276,997	$63,590	$103,555	$2,595

(1)	Other consists of adjustments to finalize preliminary purchase accounting for acquisitions completed in earlier periods. The Company’s purchase accounting for recent acquisitions is preliminary and subject to receipt of final appraisals.

While FCC licenses are renewed annually, under current regulations, the renewal is conditioned only on continued compliance with the terms of the license and payment of the annual license fee. As a result, as long as the Company continues to comply with the license terms and pays the annual fee (both of which are within the Company’s control) the license will not expire or be revoked. Additionally, the Company believes that there are no current competitive forces which threaten the viability of FCC licenses as a useful asset in the long term. Consequently, the Company believes that the license has an indefinite life as defined by SFAS 142. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location for which the permit allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically renewed indefinitely. In the rare circumstances that the Company loses its lease, the Company will occasionally obtain permission to relocate the permit or bank it with the municipality for future use. The Company’s easement rights are permanent; consequently, they have an indefinite life.

In the fourth quarter of 2002, the Company conducted its annual evaluation of goodwill and identifiable intangible assets pursuant to SFAS No. 142. As a result of this evaluation, the Company recorded a $42,956 non-cash impairment loss related to its outdoor advertising assets, $19,625 of which related to advertising permits and $23,331 of which related to goodwill. The non-cash impairment of these indefinite lived intangible assets was primarily caused by unfavorable economic conditions in the outdoor advertising markets in which we operated during 2002. These weak market conditions adversely impacted the cash flow projections used to determine the fair value of the Company’s reporting units and resulted in the non-cash impairment of goodwill and advertising permits related to those reporting units.

Definite-lived Intangibles

The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142. These assets consist primarily of customer relationships and non-compete agreements which are amortized over their lives. In accordance with the transitional requirements of SFAS 142, the Company reassessed the useful lives of these intangibles and made no material changes to their useful lives.

Total amortization expense from definite-lived intangibles for the years ended December 31, 2001, 2002 and 2003 was approximately $561, $597 and $4,036, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of December 31, 2003:

2004	$2,145
2005	1,242
2006	748
2007	492
2008	340

6.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2002	2003
Accrued compensation and bonuses	$1,298	$1,198
Accrued commissions	579	839
Accrued interest	10,253	10,753
Accrued property taxes	415	352
Accrued rents	574	643
Unfavorable leases	405	347
Accrued franchise taxes	461	331
Accrued legal and professional fees	696	1,044
Accrued insurance costs	530	550
Accrued music license fees	61	572
Other	468	855

	$15,740	$17,484

7.	Long-Term Debt

Long-term debt consists of the following:

	As of December 31,
	2002	2003
Revolving Credit Facility	$—	2,000
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,724)	(2,366)

Total long-term debt	$197,276	$199,634

Revolving Credit Facility

On July 31, 2000, the Company entered into a credit agreement with various banks (the “Revolving Credit Facility”). The Revolving Credit Facility, as amended, consists of a $75,000 revolving loan facility. Amounts available under the Revolving Credit Facility began reducing quarterly beginning in October 2003. The maximum amount available for borrowing at March 1, 2004 was $69,375 as a result of the reductions beginning in October 2003. By December 31, 2004, the maximum amount available for borrowing will have been reduced to $63,000 as a result of further reductions. The Revolving Credit Facility matures on July 31, 2007. Included within the Revolving Credit Facility is $30,000 available to the Company for the issuance of letters of credit. At December 31, 2003, $2,904 of letters of credit were outstanding. Amounts available for borrowing under the Revolving Credit Facility are determined based on certain leverage requirements.

Borrowings under the Revolving Credit Facility bear interest at a rate based, at the option of the Company, on (i) a base rate defined as the higher of the Prime Lending Rate at such time and one-half of 1% in excess of the overnight Federal Funds Rate at such time plus an incremental rate or (ii) the Eurodollar rate plus an incremental rate. The Company pays fees on the aggregate unused portion of the loan commitment based on the leverage ratio for the most recent quarter ended. Commitment fees were $391, $745 and $371 in 2001, 2002 and 2003, respectively. In addition, the Company is required to pay letter of credit fees.

The Revolving Credit Facility contains customary restrictive covenants which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens, pay dividends and make capital expenditures above specified limits. Under the Revolving Credit Facility, the Company is required to satisfy certain financial covenants such as maximum total leverage ratio, maximum senior leverage ratio and minimum consolidated EBITDA to consolidated net cash interest expense. The Company was in compliance with all applicable covenants during all periods presented. After taking into account our restrictive covenants, as of March 1, 2004, we had approximately $22,000 of borrowing capacity on the Revolving Credit Facility.

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

Senior Subordinated Notes

On July 5, 2001, the Company issued $200.0 million in aggregate principal amount of its 10¾% Senior Subordinated Notes due July 1, 2011 (the “Notes”). The Notes are general unsecured obligations of the Company, subordinated to all senior indebtedness of the Company, and are guaranteed on a senior subordinated basis, jointly and severally, by all of the Company’s subsidiaries. The subsidiary guarantors are wholly owned subsidiaries of the Company. The Company may redeem the Notes, in whole or in part, at any time on or after July 1, 2006 at prices ranging from 105.375% at July 1, 2006 and declining to 100% after July 1, 2009, plus in each case accrued and unpaid interest. In addition, prior to July 1, 2004, the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a price equal to 110.75% plus accrued and unpaid interest, out of the proceeds of one or more public equity offerings. Upon the occurrence of a change in control (as defined in the Note indenture), holders of the Notes can require the Company to repurchase the Notes and the Company will be required to make an offer to purchase the Notes at a price of 101%, plus accrued and unpaid interest. The Notes indenture contains limitations on incurrence of additional indebtedness, and restricted payments, including a restriction on the payment of dividends to NextMedia Operating, Inc. unless certain financial conditions are met, as well as other restrictive covenants. Interest is payable on the Notes on January 1 and July 1 of each year.

There are no maturities or sinking fund requirements related to outstanding long-term debt until 2011.

Interest Rate Swaps

From January 2002 through January 2004, the Company was party to various interest rate swap agreements (the “Swaps”) with aggregate notional amounts ranging from $75,000 to $100,000. Pursuant to the Swaps, the Company paid a floating rate of interest on the notional amount and received a fixed rate of interest on the notional amount. Pursuant to the Swaps, the Company received net interest proceeds of $950 and $1,976 in 2002 and 2003, respectively. The Company recognizes quarterly income or expense to record the Swaps at fair value during the periods they were outstanding. In February 2004, the Company terminated the existing Swaps, realized a $1,600 gain, and received proceeds of $1,600. The Company is no longer party to any Swaps.

8.	Commitments and Contingencies

Leases

The Company leases office, studio, tower space and space to display advertising structures under various non-cancelable operating leases expiring through 2018. Rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately $4,513, $9,104 and $10,296, respectively. Contingent rentals are included in certain leases for advertising space and are determined based on a percentage of net revenue. Future minimum lease commitments are as follows:

Year ended December 31:
2004	$5,727
2005	5,247
2006	4,564
2007	3,730
Thereafter	28,657

$47,925

Equity Interests Granted to Management

In connection with the formation of NextMedia Investors, LLC (Note 1), Class B ownership units of NextMedia Investors, LLC were granted to certain members of management of the Company. The Class B units provide a 12.9% interest in the capital in excess of the amount of capital committed by the Class A members of NextMedia Investors, LLC upon the occurrence of a defined liquidity event. The interest vests over four years. Vesting accelerates in the event of a change of control. No expense has been recorded by the Company related to the Class B units issued to management as the grant price equaled fair value at the date of grant.

Additional Class B ownership units of NextMedia Investors, LLC were granted to certain members of management in 2001, providing for an additional 0.9% interest, with like vesting provisions. Non-cash compensation expense of $315 in aggregate, is recorded ratably over the vesting period as the fair value at the date of grant exceeded the grant price.

Legal

In January 2003, the Company withheld approximately $1.5 million from PNE Media (which represents a net working capital payment otherwise payable to PNE Media) as an offset to indemnification claims in accordance with the contribution and purchase and sale agreement related to the Company’s 2001 acquisition of certain outdoor advertising assets of PNE Media. In May 2003, PNE Media filed a demand for arbitration for misrepresentations or omissions in connection with its July 2001 investment in NextMedia Investors, LLC, the Company’s ultimate parent. PNE Media sought the withheld amount, together with additional unspecified damages. A panel of three arbitrators heard the dispute during a week-long evidentiary hearing in January 2004. In March 2004, the arbitration panel delivered an award that was favorable to the Company and, after certain set-offs, resulted in a net recovery of approximately $3.6 million. At this time, PNE Media and the Company are in the process of implementing the arbitration award.

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

The Company has not provided any current United States federal or state income tax provision or benefit as it has experienced operating losses since its inception. The Company has provided a valuation allowance on the net deferred tax asset exclusive of the deferred tax liability for indefinite lived intangibles as discussed below.

The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 does not change the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for recognition of deferred taxes related to indefinite lived intangibles and tax-deductible goodwill. As a result of adopting SFAS No. 142, a deferred tax benefit for the difference between book and tax amortization on the Company’s indefinite lived intangibles and goodwill will no longer be recognized as these assets are no longer amortized for book purposes. As the majority of the Company’s deferred tax liability recorded on the balance sheet relates to the difference between book and tax basis of FCC licenses and goodwill, the deferred tax liability will not reverse over time unless impairment charges are recognized on FCC licenses or goodwill, or the FCC licenses or assets supporting the goodwill are sold.

In connection with the suspension of amortization of FCC licenses and goodwill for accounting purposes, we expected that our deferred tax liabilities would not reverse within our net operating loss carry-forward period. Accordingly, on January 1, 2002, we recorded a one time non-cash charge of $11,600 to deferred tax expense to establish an additional valuation allowance against our deferred tax assets. We recorded additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and FCC licenses that is deductible for tax purposes, but is no longer amortized in the financial statements.

As a result of the December 31, 2002 $42,956 impairment loss on goodwill and advertising permits discussed in Note 5, a significant portion of the Company’s deferred tax liability, resulting from the difference between book and tax amortization of goodwill, was reversed. Consequently, we recorded a deferred tax benefit of $15,341 during the fourth quarter offsetting previously recognized expense of $19,652.

As of December 31, 2003 the Company has net operating loss carryforwards of approximately $71,420, related to United States federal and state jurisdictions. The federal net operating loss begins to expire at various times beginning in 2021.

The provision for income taxes consists of the following:

	Years ended December 31
	2001	2002	2003
Current:
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred
Federal	—	3,846	9,337
State	—	465	1,127

Total deferred	—	4,311	10,464

Provision for income taxes	$—	$4,311	$10,464

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31
	2001	2002	2003
Deferred tax assets:
Net operating loss carryforward	$16,747	$28,075	$27,997
Accrued liabilities	475	925	794
Other	805	1,664	563

Total deferred tax assets	18,027	30,664	29,354

Deferred tax liabilities:
Property, equipment and intangibles	(20,347)	(20,955)	(30,409)
Other	26	(1,093)	(680)

Total deferred tax liabilities	(20,321)	(22,047)	(31,089)

Net deferred tax assets/liabilities	(2,294)	8,617	(1,735)
Valuation allowance	(4,579)	(25,013)	(25,123)

Net deferred tax liabilities	$(6,873)	$(16,396)	$(26,858)

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

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as follows for the year ended:

	Years ended December 31
	2001	2002	2003
US federal income tax expense (benefit) at statutory rate	$(3,586)	$(15,984)	$6,990
State income taxes	(461)	(1,619)	849
Change in valuation allowance(1)	3,547	19,072	2,582
Other permanent items, principally non-deductible goodwill	500	2,842	43

Provision for deferred income taxes	$—	$4,311	$10,464

(1)	The change in the valuation allowance affecting the rate reconciliation does not equal the total change in the valuation allowance in 2003 due to changes in the valuation allowance resulting from purchase accounting.

10.	Segment Data

The Company determined that two reportable operating segments—radio broadcasting and outdoor advertising—best reflect how the Company is currently managed.

The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements. At December 31, 2003, the radio broadcasting segment included 60 radio stations owned and operated by the Company. All of these stations operate in domestic markets. The radio broadcasting segment also operates various radio networks.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues. At December 31, 2003, the outdoor advertising segment owned or operated over 7,000 outdoor billboard displays and, indoor advertising display faces in more than 3,000 retail locations across the United States. All of these displays are located in domestic markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. There are no intersegment sales or transfers.

There are no customers that comprise greater than 10% of the consolidated revenues of the Company for the years presented.

	Years ended December 31,
	2001	2002	2003
Net revenue:
Radio Broadcasting	$56,334	$64,064	$72,876
Outdoor Advertising	15,387	27,266	34,083

Consolidated	71,721	91,330	106,959

Market level expenses, exclusive of depreciation and amortization shown separately below:
Radio Broadcasting	36,937	40,065	44,432
Outdoor Advertising	9,882	19,265	22,100

Consolidated	46,819	59,330	66,532

Depreciation and amortization:
Radio Broadcasting	9,684	3,523	5,974
Outdoor Advertising	1,369	2,000	4,317

Consolidated	11,053	5,523	10,291

Other segment costs:
Local marketing agreement fees - Radio Broadcasting	20	—	42
Impairment loss-Outdoor Advertising	—	42,956	—

Segment Profit:
Radio Broadcasting	9,693	20,476	22,428
Outdoor Advertising	4,136	(36,955)	7,666

	13,829	(16,479)	30,094

	Years ended December 31,
	2001	2002	2003
Corporate Expenses	8,834	8,116	8,518

Operating income (loss)	4,995	(24,595)	21,576
Interest expense, net	15,815	22,444	22,369
Other (income) expense	(574)	(1,370)	(20,764)

Income (Loss) from continuing operations before taxes	$(10,246)	$(45,669)	19,971

	Years Ended December 31,
	2001	2002	2003
Total identifiable assets:
Radio Broadcasting	$343,588	$323,543	$357,810
Outdoor Advertising	162,947	168,437	185,567

Consolidated	$506,537	$491,980	543,377

Goodwill, net:
Radio Broadcasting	$—	$—	$26,628
Outdoor Advertising	39,876	34,922	36,962

Consolidated	39,876	$34,922	63,590

Additions to long lived assets:
Radio Broadcasting	$10,448	$2,088	$68,967
Outdoor Advertising	109,378	54,887	17,930

Consolidated	$119,826	$56,975	$86,897

11.	Fair Value of Financial Instruments

The carrying value of receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of long-term debt is estimated at $226,000 at December 31, 2003 based on current market rates.

12.	Supplemental Guarantor Information

The Company’s senior subordinated notes are guaranteed on a senior subordinated basis, jointly and severally, by all of the Company’s subsidiaries (the “Guarantor Subsidiaries”). The Company has collateralized the revolving credit facility by granting a first priority-perfected pledge of its assets including, without limitation, the capital stock of the Company and its subsidiaries.

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

December 31, 2002

	NextMedia Group, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$14,951	$(505)	$—	$14,446
Accounts receivable, net	9,974	4,433	—	14,407
Prepaid and other current assets	426	1,799	—	2,225

Total current assets	25,351	5,727	—	31,078
Property and equipment, net	23,511	29,405	—	52,916
Intangibles, net	438	388,463	—	388,901
Other	13,634	1,252	(1,212)	13,674
Assets held for sale	486	4,925	—	5,411
Investment in subsidiaries	410,963	—	(410,963)	—

Total assets	$474,383	$429,772	$(412,175)	$491,980

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$14,936	$5,129	$(1,212)	$18,853

Total current liabilities	14,936	5,129	(1,212)	18,853
Long-term debt	197,276	—	—	197,276
Other long-term liabilities	4,803	13,680	—	18,483

Total liabilities	217,015	18,809	(1,212)	234,612
Stockholder’s equity	257,368	410,963	(410,963)	257,368

Total liabilities and stockholder’s equity	$474,383	$429,772	$(412,175)	$491,980

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

December 31, 2003

	NextMedia Group, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$1,138	$(431)	$—	$707
Accounts receivable, net	11,181	5,271	—	16,452
Prepaid and other current assets	1,665	1,544	—	3,209

Total current assets	13,984	6,384	—	20,368
Property and equipment, net	25,924	32,092	—	58,016
Intangibles, net	30,569	422,177	—	452,746
Other assets	6,632	807	4,808	12,247
Investment in subsidiaries	447,196	—	(447,196)	—

Total assets	$524,305	$461,460	$(442,388)	$543,377

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,518	$1,198	$4,808	$21,524

Total current liabilities	15,518	1,198	4,808	21,524
Long-term debt	199,634	—	—	199,634
Other long-term liabilities	15,098	13,066	—	28,164

Total liabilities	230,250	14,264	4,808	249,322
Stockholder’s equity	294,055	447,196	(447,196)	294,055

Total liabilities and stockholder’s equity	$524,305	$461,460	$(442,388)	$543,377

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Year Ended December 31, 2001

	NextMedia Group, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$56,334	$15,387	$—	$71,721
Market level expenses, exclusive of depreciation and amortization shown separately below	36,937	9,882	—	46,819
Corporate expenses	5,441	3,393	—	8,834
Depreciation and amortization	3,359	7,694	—	11,053
Local marketing agreement fees	20	—	—	20

Operating income (loss)	10,577	(5,582)	—	4,995
Interest expense, net	15,812	3	—	15,815
Other income	(574)	—	—	(574)
Equity in loss of subsidiaries	5,797	—	(5,797)	—

Income (loss) before provision for income taxes	(10,458)	(5,585)	5,797	(10,246)
Provision for deferred income taxes	—	—	—	—

Net income (loss) from continuing operations	(10,458)	(5,585)	5,797	(10,246)
Loss on discontinued operations	450	212	—	662

Net income (loss)	$(10,908)	$(5,797)	$5,797	$(10,908)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Year Ended December 31, 2002

	NextMedia Group, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$64,064	$27,266	$—	$91,330
Market level expenses, exclusive of depreciation and amortization shown separately below	40,065	19,265	—	59,330
Corporate expenses	5,609	2,507	—	8,116
Depreciation and amortization	3,523	2,000	—	5,523
Impairment loss	—	42,956	—	42,956

Operating income (loss)	14,867	(39,462)	—	(24,595)
Interest expense, net	22,447	(3)	—	22,444
Other income	(1,267)	(103)	—	(1,370)
Equity in loss of subsidiaries	42,628	—	(42,628)	—

Income (loss) before provision for income taxes	(48,941)	(39,356)	42,628	(45,669)
Provision for deferred income taxes	4,311	—		4,311
Net income (loss) from continuing operations	(53,252)	(39,356)	42,628	(49,980)
Loss on discontinued operations	203	3,272	—	3,475

Net income (loss)	$(53,455)	$(42,628)	$42,628	$(53,455)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Year Ended December 31, 2003

	NextMedia Group, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$72,876	$34,083	$—	$106,959
Market level expenses, exclusive of depreciation and amortization shown separately below	44,432	22,100	—	66,532
Corporate expenses	6,197	2,321	—	8,518
Depreciation and amortization	5,974	4,317	—	10,291
Local marketing agreement fees	42	—	—	42

Operating income (loss)	16,231	5,345	—	21,576
Interest expense, net	22,369	—	—	22,369
Other income	(20,762)	(2)	—	(20,764)
Equity in loss of subsidiaries	(5,347)	—	5,347	—

Income (loss) before provision for income taxes	19,971	5,347	(5,347)	19,971
Provision for deferred income taxes	10,464	—	—	10,464

Net income (loss) from continuing operations	9,507	5,347	(5,347)	9,507
Loss on discontinued operations	(1)	—	—	(1)

Net income (loss)	$9,508	$5,347	$(5,347)	$9,508

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Year Ended December 31, 2001

	NextMedia Group, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operations	$8,446	$1,058	$—	$9,504

Cash Flows From Investing Activities
Purchase of equipment	(3,892)	(3,185)	—	(7,077)
Payments for acquisitions, net of cash acquired	(112,953)	—	—	(112,953)
Proceeds from sale of broadcasting properties	5,442	—	—	5,442

Net cash used in investing activities	(111,403)	(3,185)	—	(114,588)

Cash Flows From Financing Activities
Proceeds from Senior Subordinated Notes	197,020	—	—	197,020
Proceeds from revolving credit facilities	18,000	—	—	18,000
Repayment of revolving credit facilities	(124,945)	—	—	(124,945)
Capital contributions from Parent	53,465	—	—	53,465
Payments of financing related costs	(8,408)	—	—	(8,408)
Other	(1,456)	1,073	—	(383)

Net cash provided by financing activities	133,676	1,073	—	134,749

Net increase in cash	30,719	(1,054)		29,665
Cash at beginning of period	325	511	—	836

Cash at end of period	$31,044	$(543)	$—	$30,501

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Year Ended December 31, 2002

	NextMedia Group, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operations	$(4,420)	$4,118	$—	$(302)

Cash Flows From Investing Activities
Purchase of equipment	(2,088)	(4,353)	—	(6,441)
Payments for acquisitions, net of cash acquired	(38,449)	—	—	(38,449)
Proceeds from sale of broadcasting properties	1,581	—	—	1,581

Net cash used in investing activities	(38,956)	(4,353)	—	(43,309)

Cash Flows From Financing Activities
Capital contributions from Parent	28,113	—	—	28,113
Payments of financing related costs	(711)	—	—	(711)
Other	(119)	273	—	154

Net cash provided by financing activities	27,283	273	—	27,556

Net decrease in cash	(16,093)	38		(16,055)
Cash at beginning of period	31,044	(543)	—	30,501

Cash at end of period	$14,951	$(505)	$—	$14,446

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Year Ended December 31, 2003

	NextMedia Group, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operations	$3,844	$3,103	$—	$6,947

Cash Flows From Investing Activities
Purchase of equipment	(2,013)	(3,029)	—	(5,042)
Payments for acquisitions, net of cash acquired	(81,250)	—	—	(81,250)
Proceeds from sale of broadcasting properties	36,908	—	—	36,908

Net cash used in investing activities	(46,355)	(3,029)	—	(49,384)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	44,000	—	—	44,000
Repayment of revolving credit facilities	(42,000)	—	—	(42,000)
Capital contributions from Parent	27,100	—	—	27,100
Payments of financing related costs	(90)	—	—	(90)
Other	(312)	—	—	(312)

Net cash provided by financing activities	28,698	—	—	28,698

Net increase in cash	(13,813)	74	—	(13,739)
Cash at beginning of period	14,951	(505)	—	14,446

Cash at end of period	$1,138	$(431)	$—	$707

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTMEDIA OPERATING, INC.

(Registrant)

By:	/s/ STEVEN DINETZ

Steven Dinetz,
President and Chief Executive Officer

Date:	March 30, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL E. HIRSCH Carl E. Hirsch	Executive Chairman of the Board	March 30, 2004

/s/ STEVEN DINETZ Steven Dinetz	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ SEAN R. STOVER Sean R. Stover	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2004

/s/ SCHUYLER HANSEN Schuyler Hansen	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

3.01*	Certificate of Incorporation of NextMedia Operating, Inc.

3.02*	Certificate of Amendment to the Certificate of Incorporation of NextMedia Operating, Inc.

3.03*	Bylaws of NextMedia Operating, Inc.

4.01*	Indenture dated as of July 5, 2001 between NextMedia Operating, Inc., the Guarantors named therein and U.S. Bank Trust Company, N.A., as trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2011.

4.02*	Form of 10 3/4% Senior Subordinated Note due 2011 (included in Exhibit 4.1).

4.03*	Registration Rights Agreement dated June 28, 2001, among NextMedia Operating, Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc., CIBC World Markets Corp. and Thomas Weisel Partners LLC.

4.04***	Supplemental Indenture, dated as of March 13, 2002, to be effective as of July 5, 2001, among Crickett Ltd. and Chesapeake Outdoor Enterprises, Inc., each as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

4.05***	Supplemental Indenture, dated as of August 30, 2002, among NextMedia Northern Colorado, Inc., as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

10.01*	Credit Agreement, dated as of July 31, 2000, by and among NextMedia Group, Inc., NextMedia Operating, Inc., a guarantor thereunder, the lenders party thereto and Bankers Trust Company as Administrative Agent.

10.02*	First Amendment to the Credit Agreement, dated as of December 13, 2000, among NextMedia Group, Inc., NextMedia Operating, Inc., NextMedia Group II, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.03*	Second Amendment to the Credit Agreement, dated as of May 14, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.04*	Third Amendment and Consent to the Credit Agreement, dated as of June 22, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.05*	Fourth Amendment to the Credit Agreement, dated as of December 20, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

Exhibit Number	Description

10.06***	Fifth Amendment to the Credit Agreement, dated as of June 25, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.07**	Sixth Amendment to the Credit Agreement, dated as of October 15, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.08*	Asset Purchase Agreement, dated as of August 16, 1999, among NextMedia Group, LLC and Rambaldo Communications, Inc., Rambaldo AM Communications, Inc. and Rambaldo AM Broadcasting Company.

10.09*	Asset Purchase Agreement, dated as of October 1, 1999, between NextMedia Group, LLC and Empire Broadcasting System LLP.

10.10*	Asset Purchase Agreement, dated as of October 2, 1999, between NextMedia Group, LLC and Styles Broadcasting of Alabama, Inc.

10.11*	Asset Purchase Agreement, dated as of October 21, 1999, between NextMedia Group, LLC and The Jet Broadcasting Co., Inc.

10.12*	Asset Purchase Agreement, dated as of November 18, 1999 among NextMedia Outdoor, L.L.C., Promote It, Inc. d/b/a Gas Station Advertising Network and Jim and Lori Baxter.

10.13*	Asset Purchase Agreement, dated as of November 20, 1999, between NextMedia Group, LLC and Wilmington WJBR-FM, L.L.C.

10.14*	Asset Purchase Agreement, dated as of December 6, 1999, between NextMedia Group, LLC and Salt Broadcasting LLC.

10.15*	Asset Purchase Agreement, dated as of February 11, 2000, among NextMedia Group, LLC and Pinnacle Broadcasting Company, Inc., WSOY Decatur, Inc., Pinnacle Southeast, Inc., Pinnacle Myrtle Corp., Atlantic Towers, Inc., El Paso and Lubbock, Inc., WFXC & WDUR, Inc., and Pinnacle S.C., Inc.

10.16*	Asset Purchase Agreement, dated as of February 16, 2000 between NextMedia Group, LLC and Hirsch Broadcasting Group, LP.

10.17*	Asset Purchase Agreement, dated as of February 22, 2000, among NextMedia Group, LLC and Lake Broadcasting, Inc. and Red River Radio, Inc.

10.18*	Asset Purchase Agreement, dated as of May 11, 2000, between NextMedia Group, Inc. and AJ Indoor Advertising, Inc.

10.19*	Asset Purchase Agreement, dated as of June 15, 2000, between NextMedia Group, Inc. and Beaverkettle Company.

10.20*	Asset Purchase Agreement, dated as of June 30, 2000, between NextMedia Operating, Inc. and Belvidere Broadcasting, L.P.

Exhibit Number	Description

10.21*	Asset Purchase Agreement, dated as of June 30, 2000, between NextMedia Operating, Inc. and Pride Communications, LLC.

10.22*	Asset Exchange Agreement, dated as of August 31, 2000, among NextMedia Operating, Inc. and Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and the Myrtle Beach Stations Trust.

10.23*	Asset Purchase Agreement, dated as of August 31, 2000, between Myrtle Beach Stations Trust and Fidelity Broadcasting Corporation.

10.24*	KLAK-FM Option Agreement, dated as of October 10, 2000, among First Broadcasting Company, L.P., NextMedia Licensing, Inc. and NextMedia Operating, Inc.

10.25*	Asset Purchase Agreement, dated as of December 28, 2000, among NextMedia Group II, Inc., NextMedia Licensing, Inc., Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc.

10.26*	Asset Purchase Agreement, dated as of January 1, 2001, among NextMedia Operating, Inc. and NextMedia Licensing, Inc. and Radioworks, Inc., WFVR, Inc. and WKKD, Inc.

10.27*	Asset Purchase Agreement, dated as of January 31, 2001, among NextMedia Outdoor, Inc. and CityVision, LLC, CityVision Connecticut, LLC and CityVision Massachusetts, LLC.

10.28*	Asset Purchase Agreement, dated as of January 31, 2001, between NextMedia Operating, Inc. and Fairview Radio, Inc.

10.29*	Amendment No. 1 to the Asset Exchange Agreement, dated April 30, 2001, among NextMedia Operating, Inc. and Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and the Myrtle Beach Stations Trust.

10.30*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Great Advertising, LLC.

10.31*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Great Outdoor, Inc.

10.32*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Media Displays, Inc.

10.33*	Contribution and Purchase and Sale Agreement, dated as of June 13, 2001, among NextMedia Investors, LLC, NextMedia Outdoor, Inc. and PNE Media, LLC.

10.34*	Amendment No. 2 to Asset Purchase Agreement, dated as of August 7, 2001, among NextMedia Outdoor, Inc. and CityVision, LLC, CityVision Mid-America, LLC, CityVision Connecticut, LLC and CityVision Massachusetts, LLC.

10.35*	Asset Purchase Agreement, dated as of October 16, 2001, among Capital Advertising, Inc., Capital Media II, Inc., and Capital Outdoor, Inc. and NextMedia.

10.36*	Asset Purchase Agreement, dated as of October 26, 2001 between Sailing Billboards Outdoor Media, LLC and NextMedia Outdoor, Inc.

Exhibit Number	Description

10.37*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Carl E. Hirsch.

10.38*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Steven Dinetz.

10.39*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Sean Stover.

10.40*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Samuel Weller.

10.41*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Jeffrey Dinetz.

10.42*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Steven Smith.

10.43*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Schuyler Hansen.

10.44*	Employment Agreement, dated as of March 6, 2000, between NextMedia Outdoor, Inc., NextMedia Group, Inc. and James Matalone.

10.45*	Employment Agreement, dated as of March 6, 2000, between NextMedia Outdoor, Inc., NextMedia Group, Inc. and Scot McArtor.

10.46***	Purchase Agreement, dated as of October 30, 2002, by and among Wilks Broadcasting, LLC, Wilks License Co. LLC, NextMedia Operating, Inc. and NM Licensing LLC.

21.1+	List of subsidiaries of NextMedia Operating, Inc.

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Incorporated herein by reference to our Registration Statement on Form S-4/A, dated April 8, 2002.

**	Incorporated herein by reference to our quarterly report on Form 10-Q, dated November 14, 2002.

***	Incorporated herein by reference to our annual report on Form 10-K, dated March 27, 2003.