Form 10-Q
period 2004-03-31
NEXTMEDIA OPERATING INC
filed 2004-05-13
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number:

NextMedia Operating, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-154397
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6312 S. Fiddlers Green Circle Suite 360E Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

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

The total number of shares of common stock, par value $.01 per share, outstanding as of May 10, 2004 was 3,000. The Registrant has no other class of common stock outstanding.

NEXTMEDIA OPERATING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2003	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$707	$991
Accounts receivable, net of allowance for doubtful accounts of $1,110 and $1,185, respectively	16,452	13,869
Prepaid expenses and other current assets	3,209	5,142

Total current assets	20,368	20,002
Property and equipment, net	58,016	76,518
Other assets	12,247	10,528
Goodwill, net	63,590	59,024
Other intangibles, net	389,156	393,264

Total assets	$543,377	$559,336

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,699	$2,891
Accrued expenses	17,484	11,190
Deferred revenue	516	1,173
Other	1,825	102

Total current liabilities	21,524	15,356
Long-term debt	199,634	220,713
Deferred tax liability	26,858	26,923
Other long-term liabilities	1,306	1,243

Total liabilities	$249,322	$264,235

Commitments and contingencies (Note 8)

Stockholder’s equity:
Common stock, par value $0.01 per share, 3,000 shares authorized, issued and outstanding, respectively	$1	$1
Additional paid-in capital	352,615	352,635
Accumulated deficit	(58,561)	(57,535)

Total stockholder’s equity	294,055	295,101

Total liabilities and stockholder’s equity	$543,377	$559,336

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2003	2004
Gross revenue	$25,438	$26,238
Less: agency commissions	1,882	1,847

Net revenue	23,556	24,391
Market level expenses, exclusive of depreciation and amortization shown separately below	15,336	16,473
Corporate expenses	1,938	1,929
Depreciation and amortization	2,349	3,387
Local marketing agreement fees	—	30

Total operating expenses	19,623	21,819

Operating income	3,933	2,572
Other (income) expense:
Interest expense, net	5,726	6,063
Other (income) expense	488	(3,822)

Income (loss) from continuing operations before income taxes	(2,281)	331
(Benefit) provision for income taxes	2,880	(695)

Income (loss) from continuing operations	(5,161)	1,026

Discontinued operations:
Income from discontinued operations	(1)	—

Net income (loss)	$(5,160)	$1,026

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2003	2004
Cash Flows From Operating Activities
Net income (loss)	$(5,160)	$1,026
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,349	3,387
Non-cash interest expense	303	328
Provision for bad debt expense	139	215
Non-cash compensation expense	20	20
Loss on interest rate swap	373	135
(Benefit) provision for deferred taxes	2,880	(695)
Gain on asset dispositions	—	(4,938)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(38)	2,268
Prepaid expenses and other assets	(562)	802
Accounts payable and accrued expenses	(6,946)	(6,389)
Deferred revenue	69	368
Other current liabilities	(66)	1

Net cash used in operating activities	(6,639)	(3,472)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,615)	(2,064)
Payments for acquisitions, net of cash acquired	(66,456)	(16,526)
Proceeds from sale of properties	5,411	217
Proceeds from termination of interest rate swaps	—	$1,600

Net cash used in investing activities	(62,660)	(16,773)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	34,000	25,000
Repayment of revolving credit facilities	(5,750)	(4,000)
Equity capital contributions from Parent, net	27,100	—
Payments of financing related costs	(18)	(143)
Other	158	(328)

Net cash provided by financing activities	55,490	20,529

Decrease in cash and cash equivalents	(13,809)	284
Cash and cash equivalents at beginning of period	14,446	707

Cash and cash equivalents at end of period	$637	$991

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$11,083	$11,073

Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

1. INTERIM FINANCIAL DATA AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Management believes that the Company has made all adjustments necessary for a fair presentation of results of the interim periods and that these adjustments were of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The interim results of operations and cash flows are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004, due to seasonality and other factors. You should read the consolidated financial statements in conjunction with the consolidated financial statements of NextMedia Operating, Inc. and the notes thereto included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2004. In this quarterly report on Form 10-Q, references to “the Company,” “we,” “our” and “us” refer to NextMedia Operating, Inc. and its subsidiaries, and the term “NextMedia” refers only to NextMedia Operating, Inc.

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

3. Acquisitions and Dispositions

Part of the Company’s operating strategy is to expand through prudent acquisition of broadcasting, outdoor and indoor advertising properties. In seeking acquisition opportunities, the Company generally seeks: (i) assets in markets with a demographic propensity for growth (i.e., population growth above average, above average growth in retail sales, etc.), (ii) markets where the Company believes it can assemble a group of assets generating over $1,000 in annual cash flow from operations, and (iii) assets in markets where the Company believes it can become a leader in terms of ratings, revenue share, or number of advertising faces. Each of the Company’s acquisitions meet at least one of these criteria.

In January 2004, in exchange for its outdoor advertising assets in New York, New York and Baltimore, Maryland, the Company acquired outdoor advertising assets in Myrtle Beach, South Carolina valued at $43,600. As a result of the exchange, certain of the Company’s taxable temporary differences reversed resulting in a $3,800 income tax benefit during the first quarter of 2004. This benefit was offset by $3,100 of tax expense related to other activity in the quarter and the Company’s projected tax expense for the year. Because we do not expect that our deferred tax liabilities will reverse within our net operating loss carry-forward period, we record additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and indefinite lived intangibles that is deductible for tax purposes but is not amortized for book purposes.

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

The following unaudited pro forma income statement information has been prepared as if the acquisitions made during the year ended December 31, 2003 and the three months ended March 31, 2004 had occurred on January 1, 2003. The pro forma income statement information is not necessarily indicative of the results that actually would have been achieved if these acquisitions had been consummated on January 1, 2003.

	Three months ended March 31,
	2003	2004
Net revenues	$24,286	$24,542
Total expenses	29,941	27,161

Net loss	$(5,655)	$(2,619)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

4. Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31, 2003	As of March 31, 2004
Land and improvements	—	$5,729	$7,097
Construction in progress	—	870	1,154
Buildings and improvements	20	9,893	10,496
Leasehold improvements	10	1,833	1,692
Broadcast equipment	5 – 20	8,445	8,734
Office equipment	7	1,814	1,930
Computer software and systems	3 – 5	1,930	2,017
Tower and antennae	5 – 20	4,931	5,200
Vehicles	3	1,734	2,217
Furniture and fixtures	7	1,319	1,397
Advertising displays	3 – 15	34,654	50,786

		73,152	92,720
Less accumulated depreciation		(15,136)	(16,202)

		$58,016	$76,518

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

5. Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life	As of December 31, 2003	As of March 31, 2004
Gross:
FCC licenses	—	$285,755	$299,743
Goodwill	—	64,434	59,868
Advertising permits		103,555	79,756
Easements		2,595	2,759
Definite-lived intangibles, primarily customer base and non-compete agreements	1-15	11,441	26,703

		$467,862	$468,829

Less, accumulated amortization:
FCC licenses	—	$(8,758)	$(8,758)
Goodwill	—	(844)	(844)
Advertising permits		—	—
Easements		—	—
Definite-lived intangibles, primarily customer base and non-compete agreements		(5,432)	(6,939)

		$(15,116)	$(16,541)

Net:
FCC licenses		$276,997	$290,985
Goodwill		63,590	59,024
Advertising permits		103,555	79,756
Easements		2,595	2,759
Definite-lived intangibles, primarily customer base and non-compete agreements		6,009	19,764

		$452,746	$452,288

The aggregate change in goodwill, advertising permits and FCC licenses in the period from December 31, 2003 to March 31, 2004 resulted entirely from the Company’s acquisitions and dispositions of radio and outdoor assets. There were no impairment losses recognized during the period and no reporting units were disposed of.

Definite-lived Intangibles

The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142. These assets consist primarily of customer relationships and non-compete agreements which are amortized over their lives.

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2004 was approximately $1,507. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of December 31, 2003:

2004	$4,379
2005	3,909
2006	2,765
2007	2,025
2008	1,510

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

6. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2003	As of March 31, 2004
Accrued compensation and bonuses	$1,198	$1,133
Accrued commissions	839	776
Accrued interest	10,753	5,382
Accrued property taxes	352	483
Accrued rents	643	480
Unfavorable leases	347	347
Accrued franchise taxes	331	117
Accrued legal and professional	1,044	902
Accrued insurance costs	550	360
Accrued music license fees	572	156
Other	855	1,054

	$17,484	$11,190

7. Long-Term Debt

Long-term debt consists of the following:

	As of December 31, 2003	As of March 31, 2004
Senior Credit Facility	$2,000	$23,000
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,366)	(2,287)

Total long-term debt	$199,634	$220,713

On April 9, 2004, the Company terminated its existing senior credit facility and entered into a new $75,000 senior credit facility maturing in five years. The Company’s new senior credit facility contains customary restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the new senior credit facility, the Company must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of March 31, 2004, the Company was in compliance with all of these covenants. After taking into account these restrictive covenants, as of March 31, 2004, the Company had approximately $52,000 of borrowing capacity under its senior credit facility. As a result of the termination of its existing credit facility, the Company expects to record a charge in the second quarter of 2004 to write off the associated deferred financing costs.

The Company’s 10.75% senior subordinated notes due 2011 require the Company to make semi-annual interest payments of approximately $10,800 on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. As of March 31, 2004, the Company was in compliance with these covenants.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

8. Commitments and Contingencies

As of May 10, 2004, the Company had $354 in letters of credit outstanding as deposits to secure obligations.

In March 2004, the arbitration panel on the Company’s previously disclosed dispute with PNE Media, LLC delivered an award that was favorable to the Company and, after certain set-offs, resulted in a net recovery of approximately $3.6 million and a gain of approximately $3,000 which is recorded in other (income) expense in the first quarter of 2004. The arbitration award has been fully implemented.

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

The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements. At March 31, 2004, the radio broadcasting segment included 60 radio stations owned and operated by the Company. All of these stations operate in domestic markets. The radio broadcasting segment also operates various radio networks.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues. At March 31, 2004, the outdoor advertising segment owned or operated over 7,000 outdoor displays and indoor advertising display faces in more than 3,000 retail locations across the United States. All of these displays are located in domestic markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s audited consolidated financial statements contained in the Company’s annual report on Form 10-K as filed with the SEC on March 30, 2004. There are no intersegment sales or transfers.

There are no customers that comprise greater than 10% of the consolidated revenues of the Company for the periods presented.

	Three months ended March 31,
	2003	2004
Net revenue:
Radio Broadcasting	$15,905	$16,401
Outdoor Advertising	7,651	7,990

Consolidated	23,556	24,391

Market level expenses, exclusive of depreciation and amortization shown separately below:
Radio Broadcasting	10,223	10,826
Outdoor Advertising	5,113	5,647

Consolidated	15,336	16,473

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

	Three months ended March 31,
	2003	2004
Depreciation and amortization:
Radio Broadcasting	$1,547	$1,191
Outdoor Advertising	802	2,196

Consolidated	$2,349	$3,387

Other segment costs:
Local marketing agreement fees-radio broadcasting	$—	$30

Segment profit:
Radio Broadcasting	$4,135	$4,354
Outdoor Advertising	1,736	147

Sub-total:	$5,871	$4,501

Corporate expenses	1,938	1,929
Operating income (loss)	3,933	2,572
Interest expense, net	5,726	6,063
Other (income) expense	488	(3,822)

Income (loss) from continuing operations before income taxes	$(2,281)	$331

Total identifiable assets:
Radio Broadcasting	$364,701	$370,184
Outdoor Advertising	174,978	189,752

Consolidated	$539,679	$559,336

Goodwill, net:
Radio Broadcasting	$25,855	$26,628
Outdoor Advertising	36,908	32,396

Consolidated	$62,763	$59,024

Additions to long lived assets:
Radio Broadcasting	$61,995	$16,077
Outdoor Advertising	6,359	47,086

Consolidated	$68,354	$63,163

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

10. Supplemental Guarantor Information

The Company’s senior subordinated notes are guaranteed on a senior subordinated basis, jointly and severally, by all of the Company’s subsidiaries (the “Guarantor Subsidiaries”). The Company has collateralized its revolving credit facility by granting a first priority-perfected pledge of its assets including, without limitation, the capital stock of the Company and its subsidiaries.

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

December 31, 2003

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

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

March 31, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$1,562	$(571)	$—	$991
Accounts receivable, net	9,610	4,259	—	13,869
Prepaid and other current assets	762	4,380	—	5,142

Total current assets	11,934	8,068	—	20,002
Property and equipment, net	26,599	49,919	—	76,518
Intangibles, net	30,246	422,042	—	452,288
Other	4,748	710	5,070	10,528
Investment in subsidiaries	467,122	—	(467,122)	—

Total assets	$540,649	$480,739	$(462,052)	$559,336

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$10,430	$(144)	$5,070	$15,356

Total current liabilities	10,430	(144)	5,070	15,356
Long-term debt	220,713	—	—	220,713
Other long-term liabilities	14,405	13,761	—	28,166

Total liabilities	245,548	13,617	5,070	264,235
Stockholder’s equity	295,101	467,122	(467,122)	295,101

Total liabilities and stockholder’s equity	$540,649	$480,739	$(462,052)	$559,336

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended March 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$15,905	$7,651	$—	$23,556
Market level expenses, exclusive of depreciation and amortization shown separately below	10,223	5,113	—	15,336
Corporate expenses	1,461	477	—	1,938
Depreciation and amortization	1,547	802	—	2,349

Operating income (loss)	2,674	1,259	—	3,933
Interest expense, net	5,726	—	—	5,726
Other (income) loss	480	8	—	488
Equity in income of subsidiaries	(1,251)	—	1,251	—

Income (loss) before provision for income taxes	(2,281)	1,251	(1,251)	(2,281)
Provision for income taxes	2,880	—	—	2,880
Net income (loss) from continuing operations	(5,161)	1,251	(1,251)	(5,161)
Income from discontinued operations	(1)	—	—	(1)

Net income (loss)	$(5,160)	$1,251	$(1,251)	$(5,160)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended March 31, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$16,401	$7,990	$—	$24,391
Market level expenses, exclusive of depreciation and amortization shown separately below	10,826	5,647	—	16,473
Corporate expenses	1,331	598	—	1,929
Depreciation and amortization	1,191	2,196	—	3,387
Local marketing agreement fees	30	—	—	30

Operating income (loss)	3,023	(451)	—	2,572
Interest expense, net	6,063	—	—	6,063
Other income	197	(4,019)	—	(3,822)
Equity in loss of subsidiaries	(3,568)	—	3,568	—

Income (loss) before provision for income taxes	331	3,568	(3,568)	331
(Benefit) provision for income taxes	(695)	—	—	(695)

Net income (loss)	$1,026	$3,568	$(3,568)	$1,026

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Three Months Ended March 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operating activities	$(7,624)	$985	$—	$(6,639)

Cash Flows From Investing Activities
Purchase of equipment	(478)	(1,137)	—	(1,615)
Payments for acquisitions, net of cash acquired	(66,456)	—	—	(66,456)
Proceeds from sale of broadcasting properties	5,411	—	—	5,411

Net cash used in investing activities	(61,523)	(1,137)	—	(62,660)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	34,000	—	—	34,000
Repayment of revolving credit facilities	(5,750)	—	—	(5,750)
Capital contributions from Parent	27,100	—	—	27,100
Payments of financing related costs	(18)	—	—	(18)
Other	158	—	—	158

Net cash provided by financing activities	55,490	—	—	55,490

Net decrease in cash	(13,658)	(152)	—	(13,809)
Cash at beginning of period	14,952	(505)	—	14,446

Cash at end of period	$1,294	$(657)	—	$637

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Three Months Ended March 31, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operating activities	$(4,055)	$583	$—	$(3,472)

Cash Flows From Investing Activities
Purchase of equipment	(1,340)	(724)	—	(2,064)
Payments for acquisitions, net of cash acquired	(16,526)	—	—	(16,526)
Proceeds from sale of assets	217	—	—	217
Proceeds from termination of interest rate swaps	1,600	—	—	1,600

Net cash used in investing activities	(16,049)	(724)	—	(16,773)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	25,000	—	—	25,000
Repayment of revolving credit facilities	(4,000)	—	—	(4,000)
Payments of financing related costs	(143)	—	—	(143)
Other	(328)	—	—	(328)

Net cash provided by financing activities	20,529	—	—	20,529

Net decrease in cash	425	(141)	—	284
Cash at beginning of period	1,137	(430)	—	707

Cash at end of period	$1,562	$(572)	$—	$991

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors Affecting Comparability

We commenced operations in late-1999 when our predecessor by merger completed its first acquisition. Our results of operations from period to period are not comparable because of the impact of the various acquisitions and dispositions that we have completed, as well as our rapid build-up in personnel in connection with additional acquisitions. Moreover, our expected growth through acquisitions is likely to continue to limit the comparability of our results of operations.

Results of Operations

The following table presents certain summary historical financial data in dollars and as a percentage of net revenues for the periods indicated on a consolidated basis and for each of our out-of-home media divisions.

	Three months ended March 31,
	2003	% of sales	2004	% of sales
	(dollars in thousands)
Consolidated Operating Data:
Net revenue	$23,556	100.0%	$24,391	100.0%
Market level expenses, exclusive of depreciation and amortization shown separately below	15,336	65.1	16,473	67.5
Corporate expenses	1,938	8.2	1,929	7.9
Depreciation and amortization	2,349	10.0	3,387	13.9
Local marketing agreement fees	—	—	30	0.1

Operating income	3,933	16.7	2,572	10.5
Interest expense, net	5,726		6,063
Other (income) expense, net	488		(3,822)
Income tax (benefit) expense	2,880		(695)
Income from discontinued operations	(1)		—

Net income (loss)	$(5,160)		$1,026

Radio Broadcasting Operating Data:
Net revenue	$15,905	100.0%	$16,401	100.0%
Market level expenses, exclusive of depreciation and amortization shown separately below	10,223	64.3	10,826	66.0
Depreciation and amortization	1,547	6.6	1,191	7.3
Local marketing agreement fees		—	30	0.2

Segment operating income	$4,135	26.0	$4,354	26.5

Outdoor Advertising Operating Data:
Net revenue	$7,651	100.0%	$7,990	100.0%
Market level expenses, exclusive of depreciation and amortization shown separately below	5,113	66.8	5,647	70.7
Depreciation and amortization	802	10.5	2,196	27.5

Segment operating income	$1,736	22.7	$147	1.8

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Net Revenues. Consolidated net revenues increased $835,000 to $24.4 million in 2004 from $23.6 million in 2003. Radio net revenues increased $496,000 to $16.4 million in 2004 from $15.9 million in 2003. Outdoor advertising net revenues increased $339,000 to $8.0 million in 2004 from $7.7 million in 2003. Net revenues increased $2.0 million due to acquisitions offset by a decrease of $1.3 million due to dispositions. The remaining $200,000 of the increase in net revenue was attributable to organic growth in the assets we owned and operated at March 31, 2004.

Market Level Expenses. Consolidated market level expenses increased 1.2 million to $16.5 million in 2004 from $15.3 million in 2003. Radio market level expenses increased $603,000 to $10.8 million in 2004 from $10.2 million in 2003. Outdoor advertising market level expenses increased $535,000 to $5.6 million in 2004 from $5.1 million in 2003. These increases were attributable primarily to our completion of acquisitions in 2003 and 2004. As a percentage of net revenues, consolidated market level expenses increased from 65.1% to 67.5% because we incurred costs to position developmental properties for future growth.

Corporate Expenses. Corporate expenses were flat at $1.9 million in 2004 compared to 2003. As a percentage of net revenues, corporate expenses declined from 8.2% to 7.9% because we maintained corporate costs despite growth through acquisitions and operations.

Depreciation and Amortization. Consolidated depreciation and amortization increased $1.1 million to $3.4 million in 2004 from $2.3 million in 2003. Radio depreciation and amortization decreased $356,000 to $1.2 million in 2004 from $1.5 million in 2003. Outdoor advertising depreciation and amortization increased $1.4 to $2.2 in 2004 from $800,000 in 2003. The increase in outdoor depreciation and amortization was attributable to acquisitions during 2003 and 2004 which resulted in the addition of depreciable fixed assets and definite lived intangibles which are amortized over their useful lives.

Interest and Other Income (Expense) Net. Interest expense, net, increased to $6.1 million in 2004 from $5.7 million in 2003 due to indebtedness incurred in connection with our acquisitions. Other income (expense), net increased to $3.8 million of income in 2004 primarily as a result of the $1.8 million gain recognized on the exchange of our outdoor advertising assets in Baltimore, Maryland and New York, New York for assets in Myrtle Beach, South Carolina and a $3.0 million gain in connection with the settlement of our arbitration with PNE Media, LLC.

Income Tax. We do not expect that our deferred tax liabilities will reverse within our net operating loss carry-forward period. Accordingly, we record additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and indefinite lived intangibles that is deductible for tax purposes, but is not amortized for book purposes. During the first quarter of 2004, the deferred tax expense was offset by a $3.8 million deferred tax benefit related to our Myrtle Beach asset exchange.

Net Loss. Consolidated net loss changed $6.2 million to $1.0 million of net income in 2004 from a $5.2 million net loss in 2003 as a result of the factors described above.

Liquidity and Capital Resources

Our cash and cash equivalents balance at March 31, 2004 was approximately $991,000 compared to $707,000 at December 31, 2003.

Net cash used in operating activities was $3.5 million and $6.6 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in our net cash used in operating activities was due primarily to the additional operating income resulting from acquisitions completed during 2003 and 2004. First quarter cash from operations is generally a use due to the timing of our semi-annual interest payments on our senior subordinated notes.

Net cash provided by financing activities was $20.5 million for the three months ended March 31, 2004 compared to cash provided by financing activities of $55.5 for the three months ended March 31, 2003. During the three months ended March 31, 2003, there were more acquisitions and a greater use of cash from operations; consequently, there was more financing activity during that period. Net cash used in investing activities was $16.8 million and $62.7 million for the three months ended March 31, 2004 and 2003, respectively. These cash flows primarily reflect expenditures for acquisitions and capital expenditures.

Sources and Uses of Funds

We use a significant portion of our capital resources to consummate acquisitions. Through March 31, 2004, we funded our acquisitions from the following sources: equity capital contributions of approximately $354.0 million from our indirect parent, NextMedia Investors, funded by equity investments from several private investment funds and our senior management, and aggregate borrowings, net of repayments, of approximately $220.7 million. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

On April 9, 2004, the Company terminated its existing senior credit facility and entered into a new $75.0 million senior credit facility maturing in five years. Our new senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the new senior credit facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of March 31, 2004, we were in compliance with all of these covenants. After taking into account these restrictive covenants, as of March 31, 2004, we had approximately $52.0 million of borrowing capacity under our senior credit facility. As a result of the termination of our existing credit facility, we expect to record a charge in the second quarter of 2004 to write off the associated deferred financing costs.

Capital expenditures in the three months ended March 31, 2004 increased slightly to $2.1 million from $1.6 million for the three months ended March 31, 2003. The following table sets forth our capital expenditures for the three months ended March 31, 2004. Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures. Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations. Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

Three Months Ended March 31, 2004
(in thousands)
Recurring	$733
Non-recurring	933
Revenue producing	398

Total capital expenditures	$2,064

Our 10.75% senior subordinated notes due 2011 require us to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of March 31, 2004, we were in compliance with these covenants.

We believe that cash from operations, together with available borrowings under our senior credit facility will be sufficient to permit us to meet our financial obligations and to fund our existing operations for at least the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II

ITEM 1. LEGAL PROCEEDINGS

In March 2004, the arbitration panel on our previously disclosed dispute with PNE Media, LLC delivered an award that was favorable to us and, after certain set-offs, resulted in a net recovery of approximately $3.6 million. The arbitration award has been fully implemented.

We currently are not a party to any material lawsuit or proceeding.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.		Description

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K

On March 11, 2004, we filed a Current Report on Form 8-K announcing earnings results for the year ended December 31, 2003.

On May 11, 2004, we filed a Current Report on Form 8-K announcing earning results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTMEDIA OPERATING, INC. (Registrant)

DATE: May 12, 2004	By:	/s/ STEVEN DINETZ
Steven Dinetz, Chief Executive Officer and President (Principal Executive Officer)

DATE: May 12, 2004	By:	/s/ SEAN R. STOVER
Sean R. Stover, Chief Financial Officer (Principal Financial Officer)

DATE: May 12, 2004	By:	/s/ SCHUYLER HANSEN
Schuyler Hansen, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Exhibits

Exhibit No.		Description

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith