Form 10-Q
period 2004-06-30
NEXTMEDIA OPERATING INC
filed 2004-08-13
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The total number of shares of common stock, par value $.01 per share, outstanding as of August 13, 2004 was 3,000. The Registrant has no other class of common stock outstanding.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2003	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$707	$925
Accounts receivable, net of allowance for doubtful accounts of $1,110 and $1,407, respectively	16,452	17,001
Prepaid expenses and other current assets	3,209	2,681

Total current assets	20,368	20,607
Property and equipment, net	58,016	87,858
Other assets	12,247	9,314
Goodwill, net	63,590	59,274
Other intangibles, net	389,156	390,094

Total assets	$543,377	$567,147

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,699	$1,458
Accrued expenses	17,484	5,806
Deferred revenue	516	1,291
Other	1,825	1,996

Total current liabilities	21,524	10,551
Long-term debt	199,634	234,791
Deferred tax liability	26,858	33,023
Other long-term liabilities	1,306	1,168

Total liabilities	249,322	279,533

Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, par value $0.01 per share, 3,000 shares authorized, issued and outstanding, respectively	1	1
Additional paid-in capital	352,615	350,520
Accumulated deficit	(58,561)	(62,907)

Total stockholder’s equity	294,055	287,614

Total liabilities and stockholder’s equity	$543,377	$567,147

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net revenue	$27,695	$29,215	$51,251	$53,606
Market level expenses, exclusive of depreciation and amortization shown separately below	16,608	18,024	31,943	34,497
Corporate expenses	2,443	2,255	4,381	4,184
Depreciation and amortization	2,688	3,425	5,037	6,812
Local marketing agreement fees	—	30	—	60

Total operating expenses	21,739	23,734	41,361	45,553

Operating income	5,956	5,481	9,890	8,053
Interest expense, net	5,756	6,068	11,481	12,132
Write off of deferred finance costs due to extinguishment of debt	—	1,541	—	1,541
Other (income) expense	131	(66)	618	(3,888)

Income (loss) before income taxes	69	(2,062)	(2,209)	(1,732)
Provision for income taxes	3,054	3,310	5,935	2,615

Net Loss	$(2,985)	$(5,372)	$(8,144)	$(4,347)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months ended June 30,
	2003	2004
Cash Flows From Operating Activities
Net loss	$(8,144)	$(4,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,037	6,812
Non-cash interest expense	607	589
Provision for bad debt expense	371	502
Non-cash compensation expense	39	39
Unrealized loss on interest rate swap	335	135
Provision for deferred taxes	5,935	2,615
Other (gains) and losses	24	(2,703)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,405)	(1,139)
Prepaid expenses and other assets	(687)	1,026
Accounts payable and accrued expenses	(1,560)	(15,874)
Deferred revenue	172	774
Other current liabilities	(60)	5

Net cash used in operating activities	(336)	(11,566)

Cash Flows From Investing Activities
Purchase of fixed assets	(2,963)	(3,632)
Payments for acquisitions, net of cash acquired	(68,767)	(22,228)
Deferred selling costs	(239)	—
Proceeds from sale of properties	5,463	3,751
Proceeds from termination of interest rate swaps	—	1,600

Net cash used in investing activities	(66,506)	(20,509)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	44,000	39,000
Repayment of revolving credit facilities	(7,500)	(4,000)
Equity capital contributions from Parent, net	27,100	—
Payments of financing related costs	(32)	(427)
Dividend to parent	—	(2,133)
Other	(72)	(147)

Net cash provided by (used in) financing activities	63,496	32,293

Increase (decrease) in cash and cash equivalents	(3,346)	218
Cash and cash equivalents at beginning of period	14,446	707

Cash and cash equivalents at end of period	$11,100	$925

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$11,502	$22,135

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

2. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,”. FIN 46 must be applied to interests in variable interest entities created before February 1, 2003 beginning in the first interim or annual period beginning after March 15, 2004. For variable interest entities created after February 1, 2003, FIN 46 is effective for the first interim period after December 31, 2003. The adoption of FIN 46 has not had a material impact on our financial statements.

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

In January 2004, in exchange for its outdoor advertising assets in New York, New York and Baltimore, Maryland, the Company acquired outdoor advertising assets in Myrtle Beach, South Carolina valued at $43,600 resulting in a gain of approximately $1,834. As a result of the exchange, certain of the Company’s taxable temporary differences reversed resulting in a $3,800 income tax benefit during the first quarter of 2004. This benefit was offset by $3,100 of tax expense related to other activity in the quarter and the Company’s projected tax expense for the year. Because the Company does not expect that its deferred tax liabilities will reverse within its net operating loss carry-forward period, the Company records additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and indefinite lived intangibles that is deductible for tax purposes but is not amortized for book purposes.

In February 2004, the Company completed its previously announced acquisition of WCCQ-FM licensed to Crest Hill, Illinois for $14,000 in cash. The Company funded the acquisition with borrowings under its credit facility.

In May 2004, the Company completed the previously announced acquisition of WZCH-FM licensed to Dundee, Illinois, a suburb of Chicago, for $5,000. The Company funded the acquisition with cash borrowed under its senior credit facility.

In June 2004, in exchange for its outdoor advertising assets in New Jersey, the Company acquired outdoor advertising assets in New Haven, Connecticut and Northern Colorado/Wyoming valued at approximately $40,000. As a result of the exchange, certain of the Company’s taxable temporary differences reversed resulting in a $397 income tax expense during the first quarter of 2004.

The Company has accounted for the transaction as a business combination in accordance with SFAS No. 141 at fair value resulting in a gain of approximately $1,000 on the disposition of its assets in New Jersey. Under the terms of the exchange

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

agreement, both parties remain liable for the loss or unfavorable change in terms of all site leases disposed by them for a period of four months from June 30, 2004. Additionally, for a period of one year from June 30, 2004, the parties remain liable for the loss or unfavorable change in terms of all site leases disposed by them which expire during the one year period. To the extent a claim for indemnification is made for site leases meeting the foregoing criteria, each party will be required to either 1) make cash payments equivalent to the fair market value of the lost sites, 2) substitute additional outdoor advertising assets with fair market value equivalent to that of the lost sites, or 3) make annual cash payments equal to the annual cash flow of the lost sites. As a result of the contingencies related to the transferred site leases, the Company has deferred the recognition of the $1,000 gain until such time as the contingency is resolved. This deferred gain is included in other current liabilities in the consolidated balance sheet as of June 30, 2004. The purchase allocation is preliminary pending finalization of the estimated fair values of the acquired assets.

The Company has accrued exit costs of $850 in connection with the disposal of its New Jersey market pursuant to the asset exchange and reduced the deferred gain by this amount. Employee severance comprised $709 of this amount with the remainder related primarily to lease buyouts. As of June 30, 2004, none of these amounts have been paid.

Due to the foregoing acquisitions, the Company recorded approximately $6,852 of additional goodwill which was offset by reduction of $11,168 due to the Company’s disposition.

The results of operations of the assets acquired during the three and six months ended June 30, 2004 have been included in the Company’s income statement from the completion date of the applicable acquisition. The results of operations of assets sold during the three and six months ended June 30, 2004 have been excluded from the Company’s income statement from the completion date of the applicable sale.

The following unaudited pro forma income statement information has been prepared as if the acquisitions made during the year ended December 31, 2003 and the six months ended June 30, 2004 had occurred on January 1, 2003. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if these acquisitions had been consummated on January 1, 2003.

	Six months ended June 30,
	2003	2004
Net revenues	$29,468	$30,450
Total expenses	44,347	46,866

Net loss	$(14,879)	$(16,416)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

4. Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31, 2003	As of June 30, 2004
Land and improvements	—	$5,729	$7,101
Construction in progress	—	870	850
Buildings and improvements	20	9,893	10,534
Leasehold improvements	10	1,833	1,664
Broadcast equipment	5 – 20	8,445	9,058
Office equipment	7	1,814	1,949
Computer software and systems	3 – 5	1,930	2,101
Tower and antennae	5 – 20	4,931	5,462
Vehicles	3	1,734	2,319
Furniture and fixtures	7	1,319	1,409
Advertising displays	3 – 15	34,654	62,202

		73,152	104,649
Less accumulated depreciation		(15,136)	(16,791)

		$58,016	$87,858

5. Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life	As of December 31, 2003	As of June 30, 2004
Gross:
FCC licenses	—	$285,755	$303,038
Goodwill	—	64,434	60,118
Advertising permits	—	103,555	70,326
Easements	—	2,595	1,327
Definite lived intangibles, primarily customer base and non-compete agreements	1 – 15	11,441	32,604

		$467,780	$467,413

Less, accumulated amortization:
FCC licenses		$(8,758)	$(8,758)
Goodwill		(844)	(844)
Advertising permits		—	—
Easements		—	—
Definite lived intangibles, primarily customer base and non-compete agreements		(5,432)	(8,443)

		$(15,034)	$(18,045)

Net:
FCC licenses		$276,997	$294,280
Goodwill		63,590	59,274
Advertising permits		103,555	70,326
Easements		2,595	1,327
Definite lived intangibles, primarily customer base and non-compete agreements		6,009	24,161

		$452,746	$449,368

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

The aggregate change in goodwill, advertising permits, easements and FCC licenses in the period from December 31, 2003 to June 30, 2004 resulted entirely from the Company’s acquisitions and dispositions of radio and outdoor assets. There were no impairment losses recognized during the period and no reporting units were disposed of.

Definite lived Intangible Assets

The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS 142. These assets consist primarily of non-compete agreements and customer base which are amortized over the respective estimated lives of the assets. Total amortization expense from definite-lived intangible assets for the six months ended June 30, 2004 was approximately $3,010. The following table presents management’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of the dates indicated. The most significant definite-lived intangible assets acquired by the Company are existing customer bases which have relatively short useful lives due to customer turnover. Consequently, the Company applies an accelerated amortization methodology to these assets.

2004	$7,328
2005	6,014
2006	3,739
2007	2,481
2008	1,742

6. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2003	As of June 30, 2004
Accrued compensation and bonuses	$1,198	$1,061
Accrued commissions	839	860
Accrued interest	10,753	114
Accrued property taxes	352	533
Accrued rents	643	424
Unfavorable leases	347	120
Accrued franchise taxes	331	49
Accrued legal and professional	1,044	1,135
Accrued insurance costs	550	255
Accrued music license fees	572	62
Other	855	1,193

	$17,484	$5,806

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

7. Long-Term Debt

Long-term debt consists of the following:

	As of December 31, 2003	As of June 30, 2004
Revolving Credit Facility	$2,000	$37,000
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,366)	(2,209)

Total long-term debt	$199,634	$234,791

On April 9, 2004, the Company terminated its existing senior credit facility and entered into a new $75,000 senior credit facility maturing in five years. The Company’s new senior credit facility contains customary restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the new senior credit facility, the Company must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of June 30, 2004, the Company was in compliance with all these covenants. After taking into account these restrictive covenants, as of June 30, 2004, the Company had approximately $38,000 of borrowing capacity under its senior credit facility. As a result of the termination of its former credit facility, the Company recorded a charge of $1,541 in the second quarter of 2004 to write off the associated deferred financing costs.

The Company’s 10.75% senior subordinated notes due 2011 require the Company to make semi-annual interest payments of approximately $10,800 on January 1 and July 1 of each year. Since the Company made its July 1, 2004 interest payment on June 30, 2004, there was no accrued interest on the bonds at June 30, 2004. The indenture governing the notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. As of June 30, 2004, the Company was in compliance with these covenants.

8. Commitments and Contingencies

As of July 10, 2004, the Company had $354 in letters of credit outstanding as deposits to secure obligations.

In March 2004, the arbitration panel on the Company’s previously disclosed dispute with PNE Media, LLC delivered an award that was favorable to the Company and, after certain set-offs, resulted in a net recovery of approximately $3,351 and a gain of approximately $2,132, net of legal expenses, which is recorded in other (income) expense in the first quarter of 2004. The arbitration award has been fully implemented.

From time to time, the Company is subject to routine litigation incident to its business. Management does not expect any of these matters to have a material adverse effect upon the Company’s liquidity, results of operations or financial position.

The Company has no direct or indirect guarantees of indebtedness of others.

9. Taxes

The Company has significant amounts of indefinite lived intangible assets which are not amortized for accounting purposes. Accordingly, the Company records additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of these indefinite lived intangibles for tax purposes. The Company records the valuation allowance as we continue to expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period.

10. Segment Data

The Company has determined that two reportable operating segments—radio broadcasting and outdoor advertising—best reflect the Company’s current management and operations.

The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements. At June 30, 2004, the radio broadcasting segment included 61 radio stations owned and operated by the Company. All of these stations operate in domestic markets.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues. At June 30, 2004, the outdoor advertising segment owned or operated over 5,000 outdoor displays and indoor advertising display faces in more than 3,000 retail locations across the United States. All of these displays are located in domestic markets.

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

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net revenue:
Radio Broadcasting	$19,472	$20,186	$35,377	$36,587
Outdoor Advertising	8,223	9,029	15,874	17,019

Consolidated	27,695	29,215	51,251	53,606

Market level expenses:
Radio Broadcasting	11,515	11,763	21,738	22,589
Outdoor Advertising	5,093	6,261	10,205	11,908

Consolidated	16,608	18,024	31,943	34,497
Depreciation and amortization:
Radio Broadcasting	1,422	1,218	2,970	2,409
Outdoor Advertising	1,266	2,207	2,067	4,403

Consolidated	2,688	3,425	5,037	6,812
Local marketing agreement fees-radio	—	30	—	60

Segment profit:
Radio Broadcasting	6,535	7,175	10,669	11,529
Outdoor Advertising	1,864	561	3,602	708
Corporate Expenses	2,443	2,255	4,381	4,184

Operating income	5,956	5,481	9,890	8,053
Interest expense, net	5,756	6,068	11,481	12,132
Write off of deferred finance cost due to extinguishment of debt	—	1,541	—	1,541
Other (income) expense	131	(66)	618	(3,888)

Income (loss) before taxes	$69	$(2,062)	$(2,209)	$(1,732)

	As of December 31, 2003	As of June 30, 2004
Total identifiable assets:
Radio Broadcasting	$357,810	$375,526
Outdoor Advertising	185,567	191,621

Consolidated	$543,377	$567,147
Goodwill, net:
Radio Broadcasting	$26,628	$28,433
Outdoor Advertising	36,962	30,841

Consolidated	$63,590	$59,274

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Addition to long-lived assets:
Radio Broadcasting	$967	$7,138	$62,962	$23,215
Outdoor Advertising	2,919	44,580	9,277	91,666

Consolidated	$3,886	$51,718	$72,239	$114,881

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

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

June 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$1,580	$(655)	$—	$925
Accounts receivable, net	12,005	4,996	—	17,001
Prepaid and other current assets	601	2,080	—	2,681

Total current assets	14,186	6,421	—	20,607
Property and equipment, net	26,688	61,170	—	87,858
Goodwill and intangibles, net	31,734	417,634	—	449,368
Other	1,925	675	6,714	9,314
Investment in subsidiaries	469,155	—	(469,155)	—

Total assets	$543,688	$485,900	$(462,441)	$567,147
Liabilities and Stockholder’s Equity
Current liabilities	$3,579	$258	$6,714	$10,551
Long-term debt	234,791	—	—	234,791
Other long-term liabilities	17,704	16,487	—	34,191

Total liabilities	256,074	16,745	6,714	279,533
Stockholder’s equity	287,614	469,155	(469,155)	287,614

Total liabilities and stockholder’s equity	$543,688	$485,900	$(462,441)	$567,147

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended June 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$19,472	$8,223	$—	$27,695
Market level expenses, exclusive of depreciation and amortization shown separately below	11,515	5,093	—	16,608
Corporate expenses	1,885	558	—	2,443
Depreciation and amortization	1,422	1,266	—	2,688

Operating income (loss)	4,650	1,306	—	5,956
Interest expense, net	5,756	—	—	5,756
Other (income) expense	121	10	—	131
Equity in earnings of subsidiaries	(1,296)	—	1,296	—

Income (loss) before provision for income taxes	69	1,296	(1,296)	69
Provision for income taxes	3,054	—	—	3,054

Net income (loss)	$(2,985)	$1,296	$(1,296)	$(2,985)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended June 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$20,186	$9,031	$(2)	$29,215
Market level expenses, exclusive of depreciation and amortization shown separately below	11,765	6,261	(2)	18,024
Corporate expenses	1,480	775	—	2,255
Depreciation and amortization	1,218	2,207	—	3,425
Local marketing agreement fees	30	—	—	30

Operating income (loss)	5,693	(212)	—	5,481
Interest expense, net	6,068	—	—	6,068
Write off of deferred finance costs due to extinguishment of debt	1,541	—	—	1,541
Other (income) expense	154	(220)	—	(66)
Equity in loss of subsidiaries	(8)	—	8	—

Income (loss) before provision for income taxes	(2,062)	8	(8)	(2,062)
Provision for income taxes	3,310	—	—	3,310

Net income (loss)	$(5,372)	$8	$(8)	$(5,372)

NextMedia Operating, Inc. Supplemental Combining Statement of Operations For the Six Months Ended June 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$35,377	$15,874	$—	$51,251
Market level expenses, exclusive of depreciation and amortization shown separately below	21,738	10,205	—	31,943
Corporate expenses	3,345	1,036	—	4,381
Depreciation and amortization	2,970	2,067	—	5,037

Operating income (loss)	7,324	2,566	—	9,890
Interest expense, net	11,481	—	—	11,481
Other income	600	18	—	618
Equity in earnings of subsidiaries	(2,548)	—	2,548	—

Income (loss) before provision for income taxes	(2,209)	2,548	(2,548)	(2,209)
Provision for income taxes	5,935	—	—	5,935

Net income (loss)	$(8,144)	$2,548	$(2,548)	$(8,144)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Six Months Ended June 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$36,587	$17,021	$(2)	$53,606
Market level expenses, exclusive of depreciation and amortization shown separately below	22,591	11,908	(2)	34,497
Corporate expenses	2,810	1,374	—	4,184
Depreciation and amortization	2,409	4,403	—	6,812
Local marketing agreement fees	60	—	—	60

Operating income (loss)	$8,717	$(664)	$—	$8,053
Interest income expense, net	12,132	—	—	12,132
Write off deferred finance costs due to extinguishment of debt	1,541	—	—	1,541
Other (income) loss	352	(4,240)	—	(3,888)
Equity in loss of subsidiaries	(3,576)	—	3,576	—

Income (loss) before provision for income taxes	(1,732)	3,576	(3,576)	(1,732)
Provision for income taxes	2,615	—	—	2,615

Net income (loss)	$(4,347)	$3,576	$(3,576)	$(4,347)

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Six Months Ended June 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operations	$(2,438)	$2,102	$—	$(336)

Cash Flows From Investing Activities
Purchase of fixed assets	(962)	(2,001)	—	(2,963)
Payments for acquisitions, net of cash acquired	(68,767)	—	—	(68,767)
Deferred sellings costs	(239)	—	—	(239)
Proceeds from sale of assets	5,463	—	—	5,463

Net cash used in investing activities	(64,505)	(2,001)	—	(66,506)

Cash Flows From Financing Activities			—
Proceeds from revolving credit facilities	44,000	—	—	44,000
Repayment of revolving credit facilities	(7,500)	—	—	(7,500)
Capital contributions from Parent	27,100	—	—	27,100
Payments of financing related costs	(32)	—	—	(32)
Other	(72)	—	—	(72)

Net cash provided by financing activities	63,496	—	—	63,496

Net decrease in cash	(3,447)	101	—	(3,346)
Cash at beginning of period	14,951	(505)	—	14,446

Cash at end of period	$11,504	$(404)	$—	$11,100

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Six Months Ended June 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net Cash used in operations	$(9,358)	$(2,208)	$—	$(11,566)

Cash Flows From Investing Activities
Purchase of fixed assets	(2,263)	(1,369)	—	(3,632)
Payments for acquisitions, net of cash acquired	(22,228)	—	—	(22,228)
Proceeds from sale of assets	399	3,352	—	3,751
Interest rate swap termination proceeds	1,600	—	—	1,600

Net cash used in investing activities	(22,492)	1,983	—	(20,509)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	39,000	—	—	39,000
Repayment of revolving credit facilities	(4,000)	—	—	(4,000)
Dividends to parent	(2,133)	—	—	(2,133)
Payments of financing related costs	(427)	—	—	(427)
Other	(147)		—	(147)

Net cash used in financing activities	32,293		—	32,293

Net decrease in cash	443	(225)	—	218
Cash at beginning of period	1,137	(430)	—	707

Cash at end of period	$1,580	$(655)	$—	$925

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	%	2004	%	2003	%	2004	%
	(dollars in thousands)
Consolidated Operating Data:
Net revenue	$27,695	100.0	$29,215	100.0	$51,251	100.0	$53,606	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	16,608	60.0	18,024	61.7	31,943	62.3	34,497	64.4
Corporate expenses	2,443	8.8	2,255	7.7	4,381	8.5	4,184	7.8
Depreciation and amortization	2,688	9.7	3,425	11.7	5,037	9.8	6,812	12.7
Local marketing agreement fees	—	—	30	0.1	—	—	60	0.1

Operating income	5,956	21.5	5,481	18.8	9,890	19.3	8,053	15.0
Interest expense, net	5,756		6,068		11,481		12,132
Write-off of deferred finance costs due to extinguishment of debt	—		1,541		—		1,541
Other (income) expense, net	131		(66)		618		(3,888)
Income tax expense	3,054		3,310		5,935		2,615

Net loss	$(2,985)		$(5,372)		$(8,144)		$(4,347)

Radio Broadcasting Operating Data:
Net revenue	$19,472	100.0	$20,186	100.0	$35,377	100.0	$36,587	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	11,515	59.1	11,763	58.3	21,738	61.4	22,589	61.7
Depreciation and amortization	1,422	7.3	1,218	6.0	2,970	8.4	2,409	6.6
Local marketing agreement fees	—	—	30	0.1	—	—	60	0.2

Segment operating income	$6,535	33.6	$7,175	35.5	$10,669	30.2	$11,529	31.5

Outdoor Advertising Operating Data:
Net revenue	$8,223	100.0	$9,029	100.0	$15,874	100.0	$17,019	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	5,093	61.9	6,261	69.3	10,205	64.3	11,908	70.0
Depreciation and amortization	1,266	15.4	2,207	24.4	2,067	13.0	4,403	25.9

Segment operating income	$1,864	22.7	$561	6.2	$3,602	22.7	$708	4.2

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Net Revenue. Consolidated net revenue increased $1.5 million to $29.2 million in 2004 from $27.7 million in 2003. Radio net revenue increased $714,000 to $20.2 million in 2004 from $19.5 million in 2003. Outdoor advertising net revenues increased $806,000 to $9.0 million in 2004 from $8.2 million in 2003. Due to a relatively soft national, alternative advertising environment, growth in radio and traditional outdoor assets was offset by declines in our alternative advertising business. Consequently, revenues generated by assets owned and operated in both periods was approximately flat and the increase was due primarily to our completion of acquisitions in 2003 and 2004. Should this trend in alternative advertising continue, we may incur an impairment charge related to our alternative advertising assets. The current carrying value of the long-term alternative advertising assets is approximately $18.9 million. Due to completed acquisitions and local marketing agreements, management expects revenue in the third and fourth quarters of 2004 to exceed revenue of the third and fourth quarters of 2003.

Market Level Expenses. Consolidated market level expenses increased $1.4 million to $18.0 million in 2004 from $16.6 million in 2003. Radio market level expenses increased $248,000 to $11.8 million in 2004 from $11.5 million in 2003. Outdoor advertising market level expenses increased $1.2 to $6.3 million in 2004 from $5.1 million in 2003. These increases were attributable primarily to our completion of acquisitions in 2003 and 2004. As a percentage of net revenues, consolidated market level expenses increased from 60.0% to 61.7 % due to approximately $200,000 of non-recurring legal expense incurred in the outdoor division and investment in developmental projects such as station moves and new outdoor sign construction.

Corporate Expenses. Corporate expenses decreased $188,000 to $2.3 million in 2004 from $2.4 million in 2003. This decrease was due primarily to severance costs associated with the reduction of corporate staff in the prior year. As a percentage of net revenues, corporate expenses declined from 8.8% to 7.7%.

Depreciation and Amortization. Consolidated depreciation and amortization increased $737,000 to $3.4 million in 2004 from $2.7 million in 2003. Radio depreciation and amortization decreased 204,000 to $1.2 million in 2004 from $1.4 million in 2003. Outdoor advertising depreciation and amortization increased $941,060 to $2.2 million in 2004 from $1.3 million in 2003. The increase in outdoor depreciation and amortization was attributable to acquisitions during 2003 and 2004 which resulted in the addition of depreciable fixed assets and definite lived intangibles which are amortized over their useful lives.

Interest and Other Income (Expense) Net. Interest expense, net, increased to $6.1 million in 2004 from $5.8 million in 2003 due to indebtedness incurred in connection with our acquisitions and slightly higher effective interest rates on our borrowings. Other income (expense), net increased to a $66,000 gain in 2004 primarily as a result of gains related to small outdoor asset dispositions.

Income Tax. We record deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of indefinite lived intangibles that are deductible for tax purposes, but are no longer amortized for book purposes. We record this valuation allowance as we continue to expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. We do not have any current income taxes.

Net Loss. Consolidated net loss increased $2.4 million to $5.4 million in 2004 from $3.0 million in 2003 as a result of the factors described above.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Net Revenues. Consolidated net revenues increased $2.3 million to $53.6 million in 2004 from $51.3 million in 2003. Radio net revenues increased $1.2 million to $36.6 million in 2004 from $35.4 million in 2003. Outdoor advertising net revenues increased $1.1 million to $17.0 million in 2004 from $15.9 million in 2003. Due to a relatively soft national, alternative advertising environment, growth in radio and traditional outdoor assets was offset by declines in our alternative advertising business. Consequently, revenues generated by assets owned and operated in both periods was approximately flat, and the increase was due primarily to our completion of acquisitions in 2003 and 2004. Should this trend in alternative advertising continue, we may incur an impairment charge related to our alternative advertising assets. The current carrying value of the long-term alternative advertising assets is approximately $18.9 million.

Market Level Expenses. Consolidated market level expenses increased $2.6 million to $34.5 million in 2004 from $31.9 million in 2003. Radio market level expenses increased $851,000 to $22.6 million in 2004 from $21.7 million in 2003. Outdoor advertising market level expenses increased $1.7 to $11.9 million in 2004 from $10.2 million in 2003. These increases were attributable primarily to our completion of acquisitions in 2003 and 2004. As a percentage of net revenues, consolidated market level expenses increased from 62.3% to 64.4% due to approximately $200,000 of non-recurring legal expense incurred in the outdoor division and investment in developmental projects such as station moves and new outdoor sign construction.

Corporate Expenses. Corporate expenses decreased $197,000 to $4.2 million in 2004 from $4.4 million in 2003. This decrease was due primarily to severance costs of approximately $400,000 associated with the reduction of corporate staff during the six months ended June 30, 2003. As a percentage of net revenues, corporate expenses declined from 8.5% to 7.8% because the growth in revenue did not require a proportional increase in corporate costs.

Depreciation and Amortization. Consolidated depreciation and amortization increased $1.8 million to $6.8 million in 2004 from $5.0 million in 2003. Radio depreciation and amortization decreased $561,000 to $2.4 million in 2004 from $3.0 million in 2003. Outdoor advertising depreciation and amortization increased $2.3 million to $4.4 million in 2004 from $2.1 million in 2003. The increase in outdoor depreciation and amortization was attributable to acquisitions during 2003 and 2004 which resulted in the addition of depreciable fixed assets and definite lived intangibles which are amortized over their useful lives.

Interest and Other Income (Expense) Net. Interest expense, net, increased to $12.1 million in 2004 from $11.5 million in 2003 due to indebtedness incurred in connection with our acquisitions and slightly higher effective interest rates on our debt. Other income (expense), net increased to a $3.9 million gain in 2004 primarily as a result of a non-cash gain on our asset exchange in January 2004.

We record deferred tax expense to establish a valuation allowance for deferred tax assets created as we continue to expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. We do not have any current income taxes.

Net Loss. Consolidated net loss decreased $3.8 million to $4.3 million in 2004 from $8.1 million in 2003 as a result of the factors described above.

Liquidity and Capital Resources

Our cash and cash equivalents balance at June 30, 2004 was approximately $925,000 compared to $707,000 at December 31, 2003. On June 30, 2004, we paid our semi-annual interest payment of approximately $10.8 million on our 10¾% senior subordinated notes. Consequently, our June 30, 2004 cash, debt, and accrued interest balances reflect this activity.

Net cash used in operating activities was $11.6 million and $336,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in our net cash used in operating activities was due primarily to the payment of the Company’s semi-annual interest payment on its 10 3/4% senior subordinated notes on June 30, 2004. In the prior year, the payment was made on July 1, 2003.

Net cash provided by financing activities was $32.3 million for the six months ended June 30, 2004 compared to $63.5 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, there was less acquisition activity involving cash consideration compared to the same period in the prior year; consequently, there was less financing activity. Net cash used in investing activities was $20.5 million and $66.5 million for the six months ended June 30, 2004 and 2003, respectively. These cash flows primarily reflect expenditures for acquisitions and capital expenditures.

Sources and Uses of Funds

We use a significant portion of our capital resources to consummate acquisitions. Through June 30, 2004, we funded our acquisitions from the following sources: equity capital contributions of approximately $354.0 million from our indirect parent, NextMedia Investors, funded by equity investments from several private investment funds and our senior management, and aggregate borrowings, net of repayments, of approximately $234.8 million. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

On April 9, 2004, we terminated our existing senior credit facility and entered into a new $75.0 million senior credit facility maturing in five years. Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the senior credit facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of June 30, 2004, we were in compliance with all of these covenants. After taking into account these restrictive covenants, as of June 30, 2004, we had approximately $38.0 million of borrowing capacity under our senior credit facility.

Capital expenditures in the six months ended June 30, 2004 increased slightly to $3.6 million from $3.0 million for the six months ended June 30, 2003. The following table sets forth our capital expenditures for the six months ended June 30, 2004. Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures. Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations. Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

Six Months Ended June 30, 2004
(in thousands)
Recurring	$1,745
Non-recurring	1,083
Revenue producing	804

Total capital expenditures	$3,632

Our 10.75% senior subordinated notes due 2011 require us to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of June 30, 2004, we were in compliance with these covenants.

We believe that cash from operations and available borrowings under our senior credit facility will be sufficient to permit us to meet our financial obligations and to fund our existing operations for the next twelve months.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 must be applied to interests in variable interest entities created before February 1, 2003 beginning in the first interim or annual period beginning after March 15, 2004. For variable interest entities created after February 1, 2003, FIN 46 is effective for the first interim period after December 31, 2003. The adoption of FIN 46 has not had a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our long-term debt has a fixed interest rate; consequently, we do not believe we are currently exposed to any material interest rate or market risk in connection with our remaining long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-Q, our principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

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

NEXTMEDIA OPERATING, INC. (Registrant)

DATE: AUGUST 13, 2004	By:	/s/ STEVEN DINETZ
Steven Dinetz, Chief Executive Officer and President (Principal Executive Officer)

DATE: AUGUST 13, 2004	By:	/s/ SEAN R. STOVER
Sean R. Stover, Chief Financial Officer (Principal Financial Officer)

DATE: AUGUST 13, 2004	By:	/s/ SCHUYLER HANSEN
Schuyler Hansen, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.