Form 10-Q
period 2004-09-30
NEXTMEDIA OPERATING INC
filed 2004-11-12
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

The total number of shares of common stock, par value $.01 per share, outstanding as of November 12, 2004 was 3,000. The Registrant has no other class of common stock outstanding.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2003	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$707	$723
Accounts receivable, net of allowance for doubtful accounts of $1,111 and $1,508, respectively	16,452	18,083
Prepaid expenses and other current assets	3,209	3,502

Total current assets	20,368	22,308
Property and equipment, net	58,016	87,409
Other assets	12,247	8,696
Goodwill, net	63,590	41,947
Other intangibles, net	389,156	388,906

Total assets	$543,377	$549,266

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,699	$2,094
Accrued expenses	17,484	10,901
Deferred revenue	516	1,017
Other	1,825	1,241

Total current liabilities	21,524	15,253
Long-term debt	199,634	229,870
Deferred tax liability	26,858	28,893
Other long-term liabilities	1,306	930

Total liabilities	249,322	274,946

Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock, par value $0.01 per share, 3,000 shares authorized, issued and outstanding, respectively	1	1
Additional paid-in capital	352,615	350,540
Accumulated deficit	(58,561)	(76,221)

Total stockholder’s equity	294,055	274,320

Total liabilities and stockholder’s equity	$543,377	$549,266

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenue	$27,783	$31,036	$79,034	$84,643
Market level expenses, exclusive of depreciation and amortization shown separately below	17,170	18,235	49,113	52,732
Corporate expenses	1,938	2,057	6,319	6,242
Depreciation and amortization	2,759	4,041	7,797	10,853
Impairment loss	—	16,999	—	16,999
Local marketing agreement fees	12	324	12	384

Total operating expenses	21,879	41,656	63,241	87,210

Operating income (loss)	5,904	(10,620)	15,793	(2,567)
Interest expense, net	6,181	6,083	17,662	18,215
Write off of deferred finance costs due to extinguishment of debt	—	—	—	1,541
Other (income) expense	(19,852)	362	(19,234)	(3,526)

Income (loss) before income taxes	19,575	(17,065)	17,365	(18,797)
Provision for (benefit from) income taxes	3,065	(3,751)	9,000	(1,136)

Net income (loss)	$16,510	$(13,314)	$8,365	$(17,661)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months ended September 30,
	2003	2004
Cash Flows From Operating Activities
Net income (loss)	$8,365	$(17,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,797	10,853
Non-cash interest expense	923	870
Provision for bad debt expense	656	783
Non-cash compensation expense	59	59
Impairment loss	—	16,999
Unrealized loss on interest rate swap	—	135
Provision for deferred taxes	9,000	(1,136)
Other (gains) and losses, net	(19,487)	(2,522)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,201)	(2,502)
Prepaid expenses and other assets	(523)	725
Accounts payable and accrued expenses	(6,400)	(10,220)
Deferred revenue	183	501
Other current liabilities	(57)	(814)

Net cash used in operating activities	(1,685)	(3,930)

Cash Flows From Investing Activities
Purchase of fixed assets	(3,961)	(5,127)
Payments for acquisitions, net of cash acquired	(71,888)	(23,552)
Proceeds from sale of properties	25,955	3,717
Proceeds from termination of interest rate swaps	—	1,600

Net cash used in investing activities	(49,894)	(23,362)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	44,000	39,000
Repayment of revolving credit facilities	(33,000)	(9,000)
Equity capital contributions from Parent, net	27,100	—
Payments of financing related costs	—	(427)
Dividend to parent	—	(2,133)
Other	(336)	(132)

Net cash provided by financing activities	37,764	27,308

Increase (decrease) in cash and cash equivalents	(13,815)	16
Cash and cash equivalents at beginning of period	14,446	707

Cash and cash equivalents at end of period	$631	$723

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$22,049	$22,707

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

In January 2004, in exchange for its outdoor advertising assets in New York, New York and Baltimore, Maryland, the Company acquired outdoor advertising assets in Myrtle Beach, South Carolina valued at $43,600 resulting in a gain of approximately $1,834. The Company has accounted for the transaction as a business combination in accordance with SFAS 141 at fair value. As a result of the exchange, certain of the Company’s taxable temporary differences reversed resulting in a $3,800 income tax benefit during the first quarter of 2004. This benefit was offset by $3,100 of tax expense related to other activity in the quarter and the Company’s projected tax expense for the year. Because the Company does not expect that its deferred tax liabilities will reverse within its net operating loss carry-forward period, the Company records additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and indefinite lived intangibles that is deductible for tax purposes but is not amortized for book purposes.

In February 2004, the Company completed its previously announced acquisition of WCCQ-FM licensed to Crest Hill, Illinois for $14,000 in cash. The Company funded the acquisition with borrowings under its senior credit facility.

In May 2004, the Company completed the previously announced acquisition of WZCH-FM licensed to Dundee, Illinois, a suburb of Chicago, for $5,000. The Company funded the acquisition with cash borrowed under its senior credit facility.

In June 2004, in exchange for its outdoor advertising assets in New Jersey, the Company acquired outdoor advertising assets in New Haven, Connecticut and Northern Colorado/Wyoming valued at approximately $40,000. As a result of the exchange, certain of the Company’s taxable temporary differences reversed resulting in a $397 income tax expense during the second quarter of 2004.

The Company has accounted for the New Jersey exchange as a business combination in accordance with SFAS No. 141 at fair value resulting in a gain of approximately $1,000 on the disposition of its assets in New Jersey. Under the terms of the exchange agreement, both parties remain liable for the loss or unfavorable change in lease costs of all site leases disposed of by them or a breach of representation with respect to such site leases for a period of four months from June 30, 2004. The Company is currently assessing whether any such claims exist. Additionally, for a period of one year from June 30, 2004, the parties remain liable for the loss based on non-renewal or unfavorable change in terms of all site leases disposed of by them which expire during the one year period or the loss of advertising structures not properly located on such site leases. To the extent a claim for indemnification is made for site leases meeting any of the foregoing criteria, each party will be required to do one of the following: 1) make cash payments equivalent to a multiple of the loss of cash flow for the lost sites, 2) substitute additional outdoor advertising assets with cash flow equivalent to that

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

of the lost sites, or 3) reduce the payments under site leases between the parties by an amount equal to the loss of cash flow of the lost sites. As a result of the contingencies related to the transferred site leases, the Company has deferred the recognition of the $1,000 gain until such time as the contingency is resolved. This deferred gain is included in other current liabilities in the consolidated balance sheet as of September 30, 2004. The purchase allocation is preliminary pending finalization of the estimated fair values of the acquired assets.

The Company has accrued exit costs of $850 in connection with the disposal of its New Jersey market pursuant to the asset exchange and reduced the deferred gain by this amount. Employee severance comprised $709 of this amount with the remainder related primarily to lease buyouts. As of September 30, 2004, the substantial majority of these amounts have been paid.

During the third quarter, the Company entered into agreements to acquire five radio stations in Wilmington, North Carolina for $24,500 in cash. In addition, the Company simultaneously entered into a local marketing agreement (“LMA”) with respect to the stations to be acquired. The Company believes that when it simultaneously enters into LMA agreements and acquisition agreements with respect to a group of assets, it creates a variable interest in the entities which own the assets to be acquired. Pursuant to FIN 46, under certain circumstances, these variable interest entities (“VIEs”) would be consolidated in the financial statements of the Company. However, since the Wilmington assets subject to the LMA and acquisition agreements do not constitute over 50% of the VIEs’ ongoing activities, the Company has not consolidated the VIE into its financial statements. The Company is awaiting certain changes to the terms of the related agreements which will facilitate FCC approval of the acquisition. Upon the completion of these revised agreements, the Company may be required to consolidate these assets prior to its completion which is expected in the first quarter of 2005. The Company expects to fund the closing of the acquisition with $24,500 of additional borrowings under its senior credit facility.

The results of operations of the assets acquired during the three and nine months ended September 30, 2004 have been included in the Company’s income statement from the completion date of the applicable acquisition. The results of operations of assets sold during the three and nine months ended September 30, 2004 have been excluded from the Company’s income statement from the completion date of the applicable sale.

The following unaudited pro forma income statement information has been prepared as if the acquisitions made during the year ended December 31, 2003 and the nine months ended September 30, 2004 had occurred on January 1, 2003. The pro forma income statement information is not necessarily indicative of the results that actually would have occurred if these acquisitions had been consummated on January 1, 2003.

	Nine months ended September 30,
	2003	2004
Net revenues	$80,696	$83,470
Total expenses	92,586	103,742

Net loss	$(11,890)	$(20,272)

3. Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31, 2003	As of September 30, 2004
Land and improvements	—	$5,729	$7,101
Construction in progress	—	870	1,235
Buildings and improvements	20	9,893	10,732
Leasehold improvements	10	1,833	1,705
Broadcast equipment	5–20	8,445	9,312
Office equipment	7	1,814	1,953
Computer software and systems	3–5	1,930	2,227
Tower and antennae	5–20	4,931	5,525
Vehicles	3	1,734	2,358
Furniture and fixtures	7	1,319	1,425
Advertising displays	3–15	34,654	62,691

		73,152	106,264
Less accumulated depreciation		(15,136)	(18,855)

		$58,016	$87,409

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

4. Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life	As of December 31, 2003	As of September 30, 2004
Gross:
FCC licenses	—	$285,755	$303,088
Goodwill	—	64,434	41,947
Advertising permits	—	103,555	70,928
Easements	—	2,595	1,358
Definite lived intangibles, primarily customer base and non-compete agreements	1–15	11,441	32,650

		$467,780	$449,971

Less accumulated amortization:
FCC licenses		$(8,758)	$(8,758)
Goodwill		(844)	—
Advertising permits		—	—
Easements		—	—
Definite lived intangibles, primarily customer base and non-compete agreements		(5,432)	(10,360)

		$(15,034)	$(19,118)

Net:
FCC licenses		$276,997	$294,330
Goodwill		63,590	41,947
Advertising permits		103,555	70,928
Easements		2,595	1,358
Definite lived intangibles, primarily customer base and non-compete agreements		6,009	22,290

		$452,746	$430,853

In the third Quarter of 2004, as a result of deteriorating business conditions and performance below management expectations, the Company conducted an impairment evaluation of its alternative advertising market and related goodwill and identifiable intangible assets pursuant to SFAS No. 142. As a result of this evaluation, the Company recorded a $16,999 non-cash impairment loss on goodwill related to this market. The non-cash impairment was caused primarily by deteriorating business conditions, which affected market revenue and expenses. These weak market conditions adversely affected the cash flow projections used to determine the fair value of the market and resulted in the non-cash impairment.

The aggregate change in goodwill from December 31, 2003 to September 30, 2004 resulted mainly from the Company’s third quarter impairment charge of $16,999 related to its alternative display market. The remaining change in goodwill resulted from the net effect of (i) an increase of $1,804 related to the acquisition of WZCH-FM and (ii) a net decrease of $6,448 related to the Company’s asset exchanges in the first and second quarter.

The aggregate change in FCC licenses from December 31, 2003 to September 30, 2004 resulted entirely from the Company’s acquisition of radio assets during that period. The aggregate reduction in easements resulted from the net effect of the Company’s asset exchanges completed during the period. The exchanges also resulted in a net reduction of advertising permits of $34,459 offset by an increase of $1,832 related to several small outdoor acquisitions.

Definite-lived Intangible Assets

The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS 142. These assets consist primarily of non-compete agreements and existing customer bases which are amortized over the respective estimated lives of the assets. Total amortization expense from definite-lived intangible assets for the nine months ended September 30, 2004 was approximately $4,928. The most significant definite-lived intangible assets acquired by the Company are existing customer bases which have relatively short useful lives due to customer turnover. Consequently, the Company applies an accelerated amortization methodology to these assets.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

The following table presents management’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of the dates indicated:

2004	$7,328
2005	6,014
2006	3,739
2007	2,481
2008	1,742

5. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2003	As of September 30, 2004
Accrued compensation and bonuses	$1,198	$1,250
Accrued commissions	839	851
Accrued interest	10,753	5,337
Accrued property taxes	352	600
Accrued rents	643	415
Unfavorable leases	347	167
Accrued franchise taxes	331	114
Accrued legal and professional	1,044	512
Net barter payable	161	225
Accrued insurance costs	550	213
Accrued music license fees	572	116
Other	694	1,101

	$17,484	$10,901

6. Long-Term Debt

Long-term debt consists of the following:

	As of December 31, 2003	As of September 30, 2004
Revolving Credit Facility	$2,000	$32,000
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,366)	(2,130)

Total long-term debt	$199,634	$229,870

On April 9, 2004, the Company terminated its existing senior credit facility and entered into a new $75,000 senior credit facility which matures five years from the date thereof. The Company’s new senior credit facility contains customary restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the new senior credit facility, the Company must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of September 30, 2004, the Company was in compliance with all of these covenants. After taking into account these restrictive covenants, as of September 30, 2004, the Company had approximately $43,000 of borrowing capacity under its senior credit facility. As a result of the termination of its former credit facility, the Company recorded a charge of $1,541 in the second quarter of 2004 to write off the associated deferred financing costs.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

The Company’s 10.75% senior subordinated notes due 2011 require the Company to make semi-annual interest payments of approximately $10,800 on January 1 and July 1 of each year. Since the Company made its July 1, 2004 interest payment on June 30, 2004, there was no accrued interest on the bonds at June 30, 2004. The indenture governing the notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. As of September 30, 2004, the Company was in compliance with these covenants.

7. Commitments and Contingencies

As of November 12, 2004, the Company had $1,292 in letters of credit outstanding as deposits to secure obligations.

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

The Company has certain contingencies related to the asset exchange completed in June 2004 as more fully explained in Note 3.

From time to time, the Company is subject to routine litigation incident to its business. Management does not expect any of these matters to have a material adverse effect upon the Company’s liquidity, results of operations or financial position.

The Company has no direct or indirect guarantees of indebtedness of others.

8. Taxes

The Company has significant amounts of indefinite-lived intangible assets which are not amortized for accounting purposes. Accordingly, the Company records additional deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of these indefinite-lived intangibles for tax purposes. The Company records the valuation allowance as we continue to expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. For the nine months ended September 30, 2004, the Company has recorded approximately $8,887 of deferred tax expense offset by $6,664 of deferred tax benefit related to the third quarter impairment loss and $3,359 of net deferred tax benefit related to its asset exchanges in the first and second quarters of 2004.

9. Segment Data

The Company has determined that two reportable operating segments—radio broadcasting and outdoor advertising—best reflect the Company’s current management and operations.

The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements. At September 30, 2004, the radio broadcasting segment included 66 radio stations owned or operated by the Company. All of these stations operate in domestic markets.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues. At September 30, 2004, the outdoor advertising segment owned or operated over 5,000 outdoor displays and indoor advertising display faces in more than 3,000 retail locations across the United States. All of these displays are located in domestic markets.

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

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net revenue:
Radio Broadcasting	$19,033	$21,211	$54,410	$57,798
Outdoor Advertising	8,750	9,825	24,624	26,845

Consolidated	27,783	31,036	79,034	84,643

Market level expenses:
Radio Broadcasting	11,562	12,463	33,299	35,053
Outdoor Advertising	5,608	5,772	15,814	17,679

Consolidated	17,170	18,235	49,113	52,732
Depreciation and amortization:
Radio Broadcasting	1,499	1,238	4,469	3,647
Outdoor Advertising	1,260	2,803	3,328	7,206

Consolidated	2,759	4,041	7,797	10,853
Impairment loss-outdoor	—	16,999	—	16,999
Local marketing agreement fees-radio	12	324	12	384

Segment profit (loss):
Radio Broadcasting	5,960	7,186	16,630	18,714
Outdoor Advertising	1,882	(15,749)	5,482	(15,039)
Corporate Expenses	1,938	2,057	6,319	6,242

Operating income (loss)	5,904	(10,620)	15,793	(2,567)
Interest expense, net	6,181	6,083	17,662	18,215
Write off of deferred finance cost due to extinguishment of debt	—	—	—	1,541
Other (income) expense	(19,852)	362	(19,234)	(3,526)

Income (loss) before taxes	$19,575	$(17,065)	$17,365	$(18,797)

	As of December 31, 2003	As of September 30, 2004
Total identifiable assets:
Radio Broadcasting	$357,810	$375,839
Outdoor Advertising	185,567	173,427

Consolidated	$543,377	$549,266

Goodwill, net:
Radio Broadcasting	$26,628	$28,432
Outdoor Advertising	36,962	13,515

Consolidated	$63,590	$41,947

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Addition to long-lived assets:
Radio Broadcasting	$782	$1,266	$63,743	$24,481
Outdoor Advertising	4,454	1,632	13,731	93,298

Consolidated	$5,236	$2,898	$77,474	$117,779

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

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

December 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$1,138	$(431)	$—	$707
Accounts receivable, net	11,181	5,271	—	16,452
Prepaid and other current assets	1,665	1,544	—	3,209

Total current assets	13,984	6,384	—	20,368
Property and equipment, net	25,924	32,092	—	58,016
Intangibles, net	30,569	422,177	—	452,746
Other assets	6,632	807	4,808	12,247
Investment in subsidiaries	447,196	—	(447,196)	—

Total assets	$524,305	$461,460	$(442,388)	$543,377

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,518	$1,198	$4,808	$21,524

Total current liabilities	15,518	1,198	4,808	21,524
Long-term debt	199,634	—	—	199,634
Other long-term liabilities	15,098	13,066	—	28,164

Total liabilities	230,250	14,264	4,808	249,322
Stockholder’s equity	294,055	447,196	(447,196)	294,055

Total liabilities and stockholder’s equity	$524,305	$461,460	$(442,388)	$543,377

NextMedia Operating, Inc. Supplemental Combining Balance Sheet September 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$1,233	$(510)	$—	$723
Accounts receivable, net	12,892	5,191	—	18,083
Prepaid and other current assets	603	2,899	—	3,502

Total current assets	14,728	7,580	—	22,308
Property and equipment, net	26,769	60,640	—	87,409
Intangibles, net	31,416	399,436	—	430,852
Other assets	8,594	8,317	(8,214)	8,697
Investment in subsidiaries	453,915	—	(453,915)	—

Total assets	$535,422	$475,973	$(462,129)	$549,266

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$17,293	$6,175	$(8,214)	$15,254

Total current liabilities	17,293	6,175	(8,214)	15,254
Long-term debt	229,870	—	—	229,870
Other long-term liabilities	13,939	15,883	—	29,822

Total liabilities	261,102	22,058	(8,214)	274,946
Stockholder’s equity	274,320	453,915	(453,915)	274,320

Total liabilities and stockholder’s equity	$535,422	$475,973	$(462,129)	$549,266

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended September 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$19,034	$8,749	$—	$27,783
Market level expenses, exclusive of depreciation and amortization shown separately below	11,561	5,609	—	17,170
Corporate expenses	1,386	552	—	1,938
Depreciation and amortization	1,499	1,260	—	2,759
Local marketing agreement fee	12	—		12

Operating income (loss)	4,576	1,328	—	5,904
Interest expense, net	6,181	—	—	6,181
Other (income) expense	(813)	(19,039)	—	(19,852)
Equity in (income) loss of subsidiaries	(20,367)	—	20,367	—

Income (loss) before provision for income taxes	19,575	20,367	(20,367)	19,575
Provision for income taxes	3,065	—		$3,065

Net income (loss)	$16,510	$20,367	$(20,367)	$16,510

NextMedia Operating, Inc. Supplemental Combining Statement of Operations For the Three Months Ended September 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$21,211	$9,827	$(2)	$31,036
Market level expenses, exclusive of depreciation and amortization shown separately below	12,465	5,772	(2)	18,235
Corporate expenses	1,318	739	—	2,057
Depreciation and amortization	1,238	2,803	—	4,041
Impairment loss	—	16,999	—	16,999
Local marketing agreement fees	324	—	—	324

Operating income (loss)	5,866	(16,486)	—	(10,620)
Interest expense, net	6,083	—	—	6,083
Other (income) expense	348	14	—	362
Equity in loss of subsidiaries	16,500	—	(16,500)	—

Income (loss) before provision for income taxes	(17,065)	(16,500)	16,500	(17,065)
Provision for income taxes	(3,751)	—	—	(3,751)

Net income (loss)	$(13,314)	$(16,500)	$16,500	$(13,314)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Nine Months Ended September 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$54,410	$24,624	$—	$79,034
Market level expenses, exclusive of depreciation and amortization shown separately below	33,299	15,814	—	49,113
Corporate expenses	4,731	1,588	—	6,319
Depreciation and amortization	4,469	3,328	—	7,797
Local marketing agreement fees	12	—	—	12

Operating income (loss)	11,899	3,894	—	15,793
Interest expense, net	17,662	—	—	17,662
Other income	(213)	(19,021)	—	(19,234)
Equity in (income) loss of subsidiaries	(22,915)	—	(22,915)	—

Income (loss) before provision for income taxes	17,365	22,915	(22,915)	17,365
Provision for income taxes	9,000	—	—	9,000

Net income (loss)	$8,365	$22,915	$(22,915)	$8,365

NextMedia Operating, Inc. Supplemental Combining Statement of Operations For the Nine Months Ended September 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$57,798	$26,847	$(2)	$84,643
Market level expenses, exclusive of depreciation and amortization shown separately below	35,055	17,679	(2)	52,732
Corporate expenses	4,128	2,114	—	6,242
Depreciation and amortization	3,647	7,206	—	10,853
Impairment loss	—	16,999	—	16,999
Local marketing agreement fees	384	—	—	384

Operating income (loss)	14,584	(17,151)	—	(2,567)
Interest expense, net	18,215	—	—	18,215
Write off of deferred finance costs due to extinguishment of debt	1,541	—	—	1,541
Other (income) expense	700	(4,226)	—	(3,526)
Equity in loss of subsidiaries	12,925	—	(12,925)	—

Income (loss) before provision for income taxes	(18,797)	(12,925)	12,925	(18,797)
Provision for income taxes	(1,136)	—	—	(1,136)

Net income (loss)	$(17,661)	$(12,925)	$12,925	$(17,661)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Nine Months Ended September 30, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operations	$(4,246)	$2,561	$—	$(1,685)

Cash Flows From Investing Activities			—
Purchase of fixed assets	(1,503)	(2,458)	—	(3,961)
Payments for acquisitions, net of cash acquired	(71,888)	—	—	(71,888)
Deferred sellings costs	(433)	—	—	(433)
Proceeds from sale of assets	26,388	—	—	26,388

Net cash used in investing activities	(47,436)	(2,458)	—	(49,894)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	44,000	—	—	44,000
Repayment of revolving credit facilities	(33,000)	—	—	(33,000)
Capital contributions from Parent	27,100	—	—	27,100
Other	(336)	—	—	(336)

Net cash provided by financing activities	37,764	—	—	37,764

Net decrease in cash	(13,917)	102	—	13,815
Cash at beginning of period	14,951	(505)	—	14,446

Cash at end of period	$1,034	$(403)	—	$631

NextMedia Operating, Inc. Supplemental Combining Statement of Cash Flows For the Nine Months Ended September 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net Cash used in operations	$(2,337)	$(1,593)	$—	$(3,930)

Cash Flows From Investing Activities
Purchase of fixed assets	(3,289)	(1,838)	—	(5,127)
Payments for acquisitions, net of cash acquired	(23,552)	—	—	(23,552)
Proceeds from sale of assets	398	3,319	—	3,717
Interest rate swap termination proceeds	1,600	—	—	1,600

Net cash used in investing activities	(24,843)	1,481	—	(23,362)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	39,000	—	—	39,000
Repayment of revolving credit facilities	(9,000)	—	—	(9,000)
Dividends to parent	(2,133)	—	—	(2,133)
Payments of financing related costs	(427)	—	—	(427)
Other	(132)	—	—	(132)

Net cash used in financing activities	27,308	—	—	27,308

Net decrease in cash	128	(112)	—	16
Cash at beginning of period	1,137	(430)	—	707

Cash at end of period	$1,265	$(542)	$—	$723

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

Results of Operations

The following table presents certain summary historical financial data in dollars and as a percentage of net revenues for the periods indicated on a consolidated basis and for each of our out-of-home media divisions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	%	2004	%	2003	%	2004	%
	(dollars in thousands)
Consolidated Operating Data:
Net revenue	$27,783	100.0	$31,036	100.0	$79,034	100.0	$84,643	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	17,170	61.8	18,235	58.8	49,113	62.1	52,732	62.3
Corporate expenses	1,938	7.0	2,057	6.6	6,319	8.0	6,242	7.4
Depreciation and amortization	2,759	9.9	4,041	13.0	7,797	9.9	10,853	12.8
Impairment loss	—	—	16,999	54.8	—	—	16,999	20.1
Local marketing agreement fees	12	—	324	1.0	12		384	0.5

Operating income (loss)	5,904		(10,620)		15,793		(2,567)
Interest expense, net	6,181		6,083		17,662		18,215
Write-off of deferred finance costs due to extinguishment of debt	—		—		—		1,541
Other (income) expense, net	(19,852)		362		(19,234)		(3,526)
Provision for income taxes	3,065		(3,751)		9,000		(1,136)

Net income (loss)	$16,510		$(13,314)		$8,365		$(17,661)

Radio Broadcasting Operating Data:
Net revenue	$19,033	100.0	$21,211	100.0	$54,410	100.0	$57,798	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	11,562	60.7	12,463	58.8	33,299	61.2	35,053	60.7
Depreciation and amortization	1,499	7.9	1,238	5.8	4,469	8.2	3,647	6.3
Local marketing agreement fees	12	—	324	1.5	12	—	384	0.7

Segment operating income	$5,960		$7,186		$16,630		$18,714

Outdoor Advertising Operating Data:
Net revenue	$8,750	100.0	$9,825	100.0	$24,624	100.0	$26,845	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	5,608	64.1	5,772	58.7	15,814	64.2	17,679	65.9
Depreciation and amortization	1,260	14.4	2,803	28.5	3,328	13.5	7,206	26.8
Impairment loss	—	—	16,999	NM	—	—	16,999	NM

Segment operating income (loss)	$1,882		$(15,749)		$5,482		$(15,039)

NM = Not meaningful

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Net Revenue. Consolidated net revenue increased $3.2 million to $31.0 million in 2004 from $27.8 million in 2003. Radio net revenue increased $2.2 million to $21.2 million in 2004 from $19.0 million in 2003. Outdoor advertising net revenues increased $1.0 million to $9.8 million in 2004 from $8.8 million in 2003. Third quarter revenue increased approximately $1.9 million due to acquisitions in 2003 and 2004. The remaining increase was attributable to organic growth in the assets operated as of September 30, 2004. Due to completed acquisitions and local marketing agreements, management expects revenue in the fourth quarter of 2004 to exceed revenue achieved in the fourth quarter of 2003.

Market Level Expenses. Consolidated market level expenses increased $1.0 million to $18.2 million in 2004 from $17.2 million in 2003. Radio market level expenses increased $903,000 to $12.5 million in 2004 from $11.6 million in 2003. Outdoor advertising market level expenses increased $164,000 to $5.8 million in 2004 from $5.6 million in 2003. These increases were attributable primarily to our completion of acquisitions in 2003 and 2004. As a percentage of net revenues, consolidated market level expenses decreased from 61.8% to 58.8% due to the acquisition of assets with higher operating leverage than our historical average.

Corporate Expenses. Corporate expenses increased slightly to $2.1 million in 2004 from $1.9 million in 2003. As a percentage of net revenues, corporate expenses declined from 7.0% to 6.6%.

Depreciation and Amortization. Consolidated depreciation and amortization increased $1.2 million to $4.0 million in 2004 from $2.8 million in 2003. Radio depreciation and amortization decreased $261,000 to $1.2 million in 2004 from $1.5 million in 2003. Outdoor advertising depreciation and amortization increased $1.5 million to $2.8 million in 2004 from $1.3 million in 2003. The increase in outdoor depreciation and amortization was attributable to acquisitions during 2003 and 2004 which resulted in the addition of depreciable fixed assets and definite-lived intangibles which are amortized over their useful lives.

Impairment loss. In the third quarter of 2004, we performed an interim impairment analysis of its alternative advertising market because year-to-date operating results indicated that an impairment may have occurred. As a result of deteriorating business conditions, we have recorded a $17.0 million impairment loss to reduce the carrying value of the market’s assets to their estimated fair value.

Interest and Other Income (Expense) Net. Interest expense, net, decreased slightly to $6.1 million in 2004 from $6.2 million in 2003. Other income (expense), net decreased to a $362,000 loss in 2004 from $19.9 million in revenue for 2003. The prior year period included an $18.9 million gain related to the disposition of WJTW-FM.

Income Tax. We record deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of indefinite-lived intangibles that are deductible for tax purposes, but are no longer amortized for book purposes. We record this valuation allowance as we continue to expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. We do not have any current income taxes. For the three months ended September 30, 2004, we recorded approximately $2,912 of deferred tax expense offset by $6,664 of deferred tax benefit related to the third quarter impairment loss.

Net Income (loss). Consolidated net loss increased $29.8 million to $13.3 million in 2004 from $16.5 million of net income in 2003 as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Net Revenues. Consolidated net revenues increased $5.6 million to $84.6 million in 2004 from $79.0 million in 2003. Radio net revenues increased $3.4 million to $57.8 million in 2004 from $54.4 million in 2003. Outdoor advertising net revenues increased $2.2 million to $26.8 million in 2004 from $24.6 million in 2003. Net revenue increased $5.2 million due to acquisitions in 2003 and 2004. The remaining increase was attributable to organic growth in radio and traditional outdoor advertising assets operated as of September 30, 2004 offset by declines in alternative advertising revenue resulting from deteriorating operating conditions in that business.

Market Level Expenses. Consolidated market level expenses increased $3.6 million to $52.7 million in 2004 from $49.1 million in 2003. Radio market level expenses increased $1.8 million to $35.1 million in 2004 from $33.3 million in 2003. Outdoor advertising market level expenses increased $1.9 million to $17.7 million in 2004 from $15.8 million in 2003. These increases were attributable primarily to our completion of acquisitions in 2003 and 2004. As a percentage of net revenues, consolidated market level expenses increased slightly from 62.1% to 62.3%.

Corporate Expenses. Corporate expenses decreased slightly to $6.2 million in 2004 from $6.3 million in 2003. As a percentage of net revenues, corporate expenses declined from 8.0% to 7.4% because the growth in revenue did not require a proportional increase in corporate costs.

Depreciation and Amortization. Consolidated depreciation and amortization increased $3.1 million to $10.9 million in 2004 from $7.8 million in 2003. Radio depreciation and amortization decreased $822,000 to $3.6 million in 2004 from $4.5 million in 2003. The decrease in radio depreciation and amortization is attributable to declining amortization related to aging customer base intangible assets which were acquired through acquisition. Outdoor advertising depreciation and amortization increased $3.9 million to $7.2 million in 2004 from $3.3 million in 2003. The increase in outdoor depreciation and amortization was attributable to acquisitions during 2003 and 2004 which resulted in the addition of depreciable fixed assets and definite-lived intangibles which are amortized over their useful lives.

Interest and Other Income (Expense) Net. Interest expense, net, increased to $18.2 million in 2004 from $17.7 million in 2003 due to indebtedness incurred in connection with our acquisitions and slightly higher effective interest rates on our debt. Other income (expense), net decreased from a $19.2 million gain in 2003 to a $3.5 million gain in 2004. The prior year period included an $18.9 million gain related to the disposition of WJTW-FM.

Income Tax. We record deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of indefinite lived intangibles that are deductible for tax purposes, but are no longer amortized for book purposes. We record this valuation allowance as we continue to expect that our deferred tax liabilities will not reverse within out net operating loss carry-forward period. We do not have any current income taxes. For the nine months ended September 30, 2004, we recorded approximately $8,887 of deferred tax expense offset by $6,664 of deferred tax benefit related to the third quarter impairment loss and $3,359 of net deferred tax benefit related to its asset exchanges in the first and second quarters of 2004.

Net Income (loss). Consolidated net loss increased $26.1 million to $17.7 million in 2004 from $8.4 million of net income in 2003 as a result of the factors described above.

Liquidity and Capital Resources

Our cash and cash equivalents balance at September 30, 2004 was approximately $723,000 compared to $707,000 at December 31, 2003.

Net cash used in operating activities was $3.9 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in our net cash used in operating activities was due primarily to the funding of working capital related to the Company’s LMA in Wilmington, North Carolina.

Net cash provided by financing activities was $27.3 million for the nine months ended September 30, 2004 compared to $37.8 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, there was less acquisition activity involving cash consideration compared to the same period in the prior year; consequently, there was less financing activity. Net cash used in investing activities was $23.4 million and $49.9 million for the nine months ended September 30, 2004 and 2003, respectively. These cash flows primarily reflect expenditures for acquisitions and capital expenditures.

Sources and Uses of Funds

We use a significant portion of our capital resources to consummate acquisitions. Through September 30, 2004, we funded our acquisitions from the following sources: equity capital contributions of approximately $354.0 million from our indirect parent, NextMedia Investors, funded by equity investments from several private investment funds and our senior management, and aggregate borrowings, net of repayments, of approximately $229.9 million. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

On April 9, 2004, we terminated our existing senior credit facility and entered into a new $75.0 million senior credit facility maturing five years from the date thereof. Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the senior credit facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of September 30, 2004, we were in compliance with all of these covenants. After taking into account these restrictive covenants, as of September 30, 2004, we had approximately $43.0 million of borrowing capacity under our senior credit facility.

Capital expenditures for the nine months ended September 30, 2004 increased slightly to $5.1 million from $4.0 million for the nine months ended September 30, 2003. The following table sets forth our capital expenditures for the nine months ended September 30, 2004. Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures. Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations. Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

Nine Months Ended September 30, 2004
(in thousands)
Recurring	$2,511
Non-recurring	1,556
Revenue producing	1,060

Total capital expenditures	$5,127

Our 10.75% senior subordinated notes due 2011 require us to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of September 30, 2004, we were in compliance with these covenants.

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

NEXTMEDIA OPERATING, INC. (Registrant)

DATE: NOVEMBER 12, 2004	By:	/s/ STEVEN DINETZ
Steven Dinetz, Chief Executive Officer and President (Principal Executive Officer)

DATE: NOVEMBER 12, 2004	By:	/s/ SEAN R. STOVER
Sean R. Stover, Chief Financial Officer (Principal Financial Officer)

DATE: NOVEMBER 12, 2004	By:	/s/ SCHUYLER HANSEN
Schuyler Hansen, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.