Form 10-K
period 2004-12-31
NEXTMEDIA OPERATING INC
filed 2005-03-31
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 22, 2005 was $0. The total number of shares of common stock issued and outstanding as of March 22, 2005 was 3,000.

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

MARKET SHARE AND INDUSTRY DATA

We have based or derived the market share and industry data we present in this report from third-party sources, primarily from the Outdoor Advertising Association of America, or OAAA, the Radio Advertising Bureau, or RAB, BIA Financial Network, Inc.’s Radio Market Report 2003, and audience measurement information from the Arbitron Company. While we believe that these sources are reliable, we can give no assurance that these market share and industry data are accurate in all material respects.

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, any reference to “we,” “our” and “us” refers to NextMedia Operating, Inc., and its consolidated subsidiaries, and “NextMedia” refers only to NextMedia Operating, Inc., which was incorporated under the laws of the State of Delaware in 2000.

Overview

We are an out-of-home media company that owns and operates radio stations and outdoor advertising properties throughout the United States. We operate 66 radio stations in 16 small, mid-size and suburban markets. Our outdoor advertising business consists of traditional outdoor properties, including more than 5,100 outdoor advertising displays and alternative advertising displays located in more than 2,400 retail locations across the United States, primarily in 18 of the 20 largest metropolitan statistical areas, or MSAs. For financial information with respect to our radio broadcasting and outdoor advertising divisions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this annual report.

Radio Broadcasting Division

Radio Station Portfolio

We operate 66 AM and FM radio stations in 16 markets throughout the United States. The following chart sets forth certain information about the radio stations we own and operate in rated markets.

Market/Stations	Market Rank		Frequency	Format	Fall 2004
	2003 Radio Revenues	2003 Metro Rank			Target Demographic(1)	Audience Share in Target Demographic(2)	Audience Rank in Target Demographic	Market Audience Share(2)
Wilmington, DE	81	74
WJBR-FM			99.5	Adult Contemporary	W25-54	19.3	1	10.7%

Reno, NV	85	124
KRZQ-FM			100.9	Alternative Rock	M18-34	10.5	3	3.5
KTHX-FM			100.1	Adult Rock	P25-54	7.7	3	5.7
KURK-FM(4)			92.9	Classic Rock	M25-54	3.6	10	1.7
KJZS-FM			92.1	Smooth Jazz	P35-54	2.9	7	3.1

								14.0%

Greenville-New Bern-Jacksonville, NC	89	88
WRNS-AM/FM			960/95.1	Country	P25-54	14.9	1	14.6
WERO-FM			93.3	Top 40	W18-44	10.1	3	4.6
WKOO-FM			98.7	Oldies	P35-64	3.8	6	2.2
WANG-AM/FM			1330/105.1	Adult Standards	P35-64	0.9	14	0.9
WXQR-FM			105.5	Rock	M18-34	5.9	6	2.5
WQSL-FM(3)			92.3	Rhythmic Contemporary Hit Radio	P18-34	7.8	1	3.5
WQZL-FM(3)			101.1	Rhythmic Contemporary Hit Radio	P18-34	5.3	1	3.2
WDLX-AM			930	News/Talk	P25-54	0.0	26	0.4

								31.9%

Saginaw-Bay City-Midland, MI	97	130
WGER-FM			106.3	Adult Contemporary	W25-54	9.8	3	4.1
WSGW-AM			790	News Talk	P25-54	12.4	1	12.4
WXQL-FM(5)			100.5	Rhythmic Oldies	P25-54	3.0	11	2.4
WTLZ-FM			107.1	Urban	P18-49	5.5	8	5.1
WCEN-FM			94.5	Country	P25-54	7.5	3	7.9

								31.9%

Wilmington, NC (acquired February 1, 2005)	154	176
WMFD-AM (LMA)			630	Sports/Talk	P25-54	3.1	8	1.7
WAZO-FM (LMA)			107.5	Contemporary Hit Radio	W18-44	10.9	3	4.7
WRQR-FM (LMA)			104.5	Classic Rock	M25-54	10.4	3	6.4
WKXB-FM (LMA)			99.9	Rhythmic Oldies	P25-54	5.4	5	5.4
WSFM-FM (LMA)			98.3	Alternative	M18-34	7.4	3	2.7

								20.9%

Lubbock, TX	159	182
KLLL-FM			96.3	Country	P25-54	8.9	1	10.2
KMMX-FM			100.3	Hot Adult Contemporary	W25-44	9.3	2	5.6
KONE-FM			101.1	Classic Rock	M25-54	9.2	2	4.9
KBTE-FM (LMA)			104.9	Rhythmic Contemporary Hit Radio	P18-34	13.2	2	9.8

								30.5%

Canton, OH	159	128
WHBC-FM			94.1	Adult Contemporary	W25-54	18.6	1	10.1
WHBC-AM			1480	Full Service	P35-64	8.6	2	12.9

								23.0%

Myrtle Beach, SC	167	164
WQJM-AM			1450	News/Talk Sports	P25-54	—	—	—
WRNN-FM			99.5	News/Talk	P25-54	7.0	2	7.3
WYAV-FM			104.1	Classic Rock	M25-54	5.3	8	4.3
WKZQ-FM			101.7	Active Rock	M18-34	15.5	1	5.4
WMYB-FM			92.1	Adult Contemporary	W25-54	8.0	1	5.4

								22.4%

Erie, PA	172	165
WRTS-FM			103.7	Contemporary Hit Radio/Top-40	W18-49	29.9	1	17.2
WRKT-FM			100.9	Rock	M25-54	12.5	2	5.6
WFGO-FM			94.7	Oldies	P25-54	9.8	3	10.2
WFNN-AM			1330	Sports	M25-54	3.4	8	1.7
WJET-AM			1400	News/Talk	P25-54	2.9	8	3.3
WUSE-FM			93.9	Country	P25-54	5.2	7	5.0

								43.0%

Decatur, IL	262	277
WSOY-FM			102.9	Top 40	W25-44	19.0	1	7.8
WCZQ-FM			105.5	Rhythmic Contemporary	P18-34	13.3	2	6.9
WDZQ-FM			95.1	Country	P25-54	16.4	1	12.1
WSOY-AM			1340	News/Talk/Sports	P25-54	6.6	4	7.8
WDZ-AM			1050	Urban Adult Contemporary	P25-54	4.9	7	7.8

								42.4%

(1)	P = Persons; M = Men; W = Women.
(2)	Reflects the radio station’s share among all radio station signals received in that market (Monday-Sunday 6AM-Midnight P12+).
(3)	Stations are simulcast.
(4)	Formerly KNHK-FM.
(5)	Formerly WTCF-FM.

Wilmington, Delaware. Wilmington is the 74th ranked MSA and the 81st ranked radio market in the United States based on estimated 2003 radio advertising revenue of $26.1 million, of which we had a 23.0% share. According to BIA’s Financial Network, Inc.’s Radio Market Report 2003, radio advertising revenue in Wilmington grew at a compound rate of 2.4% during the five-year period ended December 31, 2003.

The Wilmington market has a population of approximately 670,600. Our signal in Wilmington also reaches Philadelphia, including many of its affluent suburban communities. WJBR-FM has been the number one or two rated station in the Wilmington market for the last five years. In addition, WJBR’s citygrade signal over the metropolitan Philadelphia area enables us to attract advertisers seeking to reach residents in Philadelphia’s affluent suburbs.

Reno, Nevada. Reno is the 124th ranked MSA and the 85th ranked radio market in the United States based on estimated 2003 radio advertising revenue of $24.6 million, of which we had an 18.6% share. Radio advertising revenue in Reno grew at a compound rate of 7.5% during the five-year period ended December 31, 2003.

The Reno market has a population of approximately 418,400, which has historically grown faster than the national average. We have capitalized on Reno’s rapid population growth and popularity as a vacation destination, and believe that our high quality adult programming will enable us to increase our market share and revenue. Reno continues to present an attractive opportunity due to higher than average population growth.

Greenville-New Bern-Jacksonville, North Carolina. Greenville-New Bern-Jacksonville is the 88th ranked MSA and the 89th ranked radio market in the United States based on estimated 2003 radio advertising revenue of $23.3 million, of which we had a 37.8% share. Radio advertising revenue in Greenville grew at a compound rate of 2.8% during the five-year period ended December 31, 2003.

The Greenville-New Bern-Jacksonville market is the largest market that Arbitron covers in terms of geographic area and has a population of approximately 592,900. We operate ten stations in the market, including WRNS-FM, the leading regional country music station in the market. Combined with our radio operations in Wilmington, North Carolina and our radio and outdoor operations in Myrtle Beach, South Carolina, our contiguous radio presence and outdoor advertising assets make us the leading out-of-home media provider in the Coastal Carolina region. We expect our position will help us continue to capitalize on the significant growth opportunities in Greenville-New Bern-Jacksonville.

Saginaw-Bay City-Midland, Michigan. Saginaw-Bay-Midland is the 130th ranked MSA and the 97th ranked radio market in the United States based on estimated 2003 radio advertising revenue of $22.1 million, of which we had a 32.5% share. Radio advertising in Saginaw grew at a compound rate of 4.8% during the five-year period ended December 31, 2003.

The Saginaw-Bay City-Midland market has a population of approximately 403,600 and is a located within the primary automotive manufacturing area of the country. While we have achieved a leading position in the market in terms of ratings and revenue, we believe the market presents the opportunity for further development and growth.

Wilmington, North Carolina. Wilmington is the 176th ranked MSA and the 154th ranked radio market in the United States based on estimated 2003 radio advertising revenue of $12.9 million, of which we had a 39.7% share. Radio advertising revenue in Wilmington grew at a compound rate of 5.0% during the five-year period ended December 31, 2003.

The Wilmington market has a population of approximately 247,700 which we expect to grow at a pace faster than the national average. We plan to capitalize on this growth and Wilmington’s popularity as a vacation destination. Combined with our radio operations in Greenville-New Bern-Jacksonville, North Carolina and our radio and outdoor operations in Myrtle Beach, South Carolina, our contiguous radio presence and outdoor advertising assets make us the leading out-of-home media provider in the Coastal Carolina region. We expect our position to help us continue to capitalize on the significant growth opportunities in Wilmington, North Carolina.

Lubbock, Texas. Lubbock is the 182nd ranked MSA and the 159th ranked radio market in the United States based on estimated 2003 radio advertising revenue of $12.2 million, of which we had a 25.4% share. Radio advertising revenue in Lubbock grew at a compound rate of 1.3% during the five-year period ended December 31, 2003.

The Lubbock market has a population of approximately 249,800. One of our stations, KLLL-FM, is the leading country station in the market, and has featured the top-rated morning show in the market for the last several years. In 2003 we entered into a long term LMA to operate station KBTE-FM. In its first six months of operation, KBTE-FM became the number two rated station in the market and is now tied for the number one position with sister station KLLL-FM among persons aged 25-54.

Canton, Ohio. Canton is the 128th ranked MSA and the 159th ranked radio market in the United States based on estimated 2003 radio advertising revenue of $12.2 million, of which we had a 62.9% share. Radio advertising revenue in Canton grew at a compound rate of 4.1% during the five-year period ended December 31, 2003.

The Canton market has a population of approximately 407,200. We believe that Canton represents a significant growth opportunity for our business because the market is not home to any major television broadcasting station. As a result, the competition for local advertising spending in on-air broadcast space is limited. Canton is home to the Pro Football Hall of Fame for which our two stations are the official stations. Our stations are Canton’s leading radio group in terms of revenue and ratings.

Myrtle Beach, South Carolina. Myrtle Beach is the 164th ranked MSA and the 167th ranked radio market in the United States based on estimated 2003 radio advertising revenue of $11.8 million, of which we had a 30.5% share. Radio advertising revenue in Myrtle Beach grew at a compound rate of 5.0% during the five-year period ended December 31, 2003.

The Myrtle Beach market has a population of approximately 269,400. Myrtle Beach is one of the fastest growing cities on the east coast of the United States and is a major vacation destination. Subsequent to entering the market in July 2000, we changed some of the formats and signals in our Myrtle Beach stations and in the fall of 2002 became the market leader in ratings and revenue. Combined with our radio operations in Wilmington, North Carolina and Greenville-New Bern-Jacksonville, North Carolina and our outdoor operations in Myrtle Beach, South Carolina, our contiguous radio presence and outdoor advertising assets make us the leading out-of-home media provider in the Coastal Carolina region. We expect our position to help us to continue to capitalize on the significant growth opportunities in Myrtle Beach.

Erie, Pennsylvania. Erie is the 165th ranked MSA and the 172nd ranked radio market in the United States based on estimated 2003 radio advertising revenue of $10.9 million, of which we had a 59.8% share. Radio advertising revenue in Erie grew at a compound rate of 4.4% during the five-year period ended December 31, 2003.

The Erie market has a population of approximately 278,900. We have established our six stations as the leading radio cluster in the market in terms of ratings and revenue. Since entering the market in 2000, we have consolidated three sites into one facility to streamline our operations and reduce costs. WRTS-FM “The Star” is one of the highest ranked contemporary hit radio stations in the country.

Decatur, Illinois. Decatur is the 277th ranked MSA and the 262nd ranked radio market in the United States based on estimated 2003 radio advertising revenue of $5.1 million, of which we had a 55.8% share. Radio advertising revenue in Decatur grew at a compound rate of 3.9% during the five-year period ended December 31, 2003.

The Decatur market has a population of approximately 113,700. WSOY-AM, which commenced broadcasting in 1946, is one of the leading news/talk and agricultural information stations in the state of Illinois. Since acquiring our stations in 2000, we changed the format of WDZ-AM from agricultural to urban, and WCZQ-FM from country to rhythmic contemporary, targeting African-American and younger audiences, which we believe were previously underserved by Decatur’s existing radio stations.

The following chart sets forth certain information about the radio stations we own and operate in unrated suburban markets.

Market/Stations	Frequency	Format	Target Demographic(1)
Suburban Chicago
Aurora, IL
WERV-FM	95.9	Classic Hits	P25-54
Crystal Lake, IL
WZSR-FM	105.5	Adult Contemporary	W25-54
WWYW-FM(3)	103.9	Rhythmic Oldies	P25-54
Joliet, IL
WRXQ-FM	100.7	Classic Rock	M25-54
WSSR-FM(2)	96.7	Adult Contemporary	M18-34
WJOL-AM	1340	News/Talk/Sports	P25-54
WCCQ-FM	98.3	Country	P25-54
Kenosha, WI/Waukegan, IL
WIIL-FM	95.1	Rock	M18-49
WXLC-FM	102.3	Hot Adult Contemporary	W25-44
WKRS-AM	1220	News/Talk/Sports	P25-54
WEXT-FM	104.7	Country	P25-54
WLIP-AM	1050	Adult Standards	P35-64
Suburban Dallas
Sherman-Denison, TX
KLAK-FM	97.5	Adult Contemporary	W25-54
KMKT-FM	93.1	Country	P25-54
KMAD-FM	102.3	Classic Rock	M25-54
Ardmore, OK
KKAJ-FM	95.7	Country	P25-54
KVSO-AM	1240	Sports/Talk	M25-54
KTRX-FM	92.7	Classic Rock	M25-54
KYNZ-FM	106.7	Hot Adult Contemporary	W18-49

(1)	P = Persons; M = Men; W = Women
(2)	Formerly WLLI-FM
(3)	Formerly WZCH-FM

Suburban Chicago. Chicago is the third ranked MSA and the third ranked radio market in the United States based on estimated 2003 radio advertising revenue of $602.8 million. Radio advertising revenue in Chicago grew at a compound rate of 6.5% during the five-year period ended December 31, 2003. The markets that comprise suburban Chicago are currently non-rated; however, six of our twelve stations have achieved Arbitron ratings in metropolitan Chicago.

The greater Chicago metropolitan area is comprised of 11 counties from Southeast Wisconsin to Northwest Indiana. Our Greater Chicago cluster consists of five adjacent areas within this area and extending to Milwaukee: (i) Waukegan-Kenosha, (ii) Crystal Lake, (iii) Joliet and (iv) Aurora-Naperville and (v) Milwaukee. Moreover, our signals in this cluster reach approximately 4.1 million people in the Chicago metropolitan area (representing 45% of Chicago’s 9.2 million total population). For purposes of comparison, a standalone market having a population of 4.1 million would constitute the 12th largest metropolitan area in the United States, ranking immediately below Atlanta, Georgia (4.5 million) and above Miami-Ft. Lauderdale-Hollywood, Florida (4.1 million). The demographic characteristics of the population within our Greater Chicago cluster are also particularly attractive. For example, the median household income of $58,633 represents 138% of the national average. Our station WEXT-FM moved its antenna location during 2004 to substantially increase our coverage of the Milwaukee area, enhancing the cluster’s overall advertising base.

Suburban Dallas (Sherman-Denison-Ardmore). Dallas is the 5th ranked MSA and the 5th ranked radio market in the United States based on estimated 2003 radio advertising revenue of $401.6 million. Radio advertising revenue in Dallas grew at a compound rate of 7.0% during the five-year period ended December 31, 2003. Dallas is one of the fastest growing metropolitan centers in the United States and is expanding northward to the suburban markets that we serve. Sherman-Denison-Ardmore, an outlying suburb of northern Dallas and Fort Worth, is currently a non-rated market.

Suburban Dallas is defined as three adjacent counties: (i) Denton, (ii) Collin, and (iii) Grayson. This region includes 1.2 million people (representing 22% of Dallas’ 5.5 million total population). Each of the individual counties is estimated to grow at a double-digit rate over the five-year period ended December 31, 2005. For purposes of comparison, a standalone market having a population of 1.2 million would constitute the 49th largest metropolitan area in the U.S., ranking immediately below Memphis, Tennessee (1.2 million) and above Jacksonville, Florida (1.2 million).

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

In 2004, no single advertising customer accounted for more than 10% of our consolidated radio broadcasting or total revenues.

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

We generally broadcast live local programming daily during the peak listening hours of 6 a.m. to 8 p.m. M-F. We design the overall mix of each station’s programming to fit the station’s specific format, to target specific demographic audiences and to serve its local community. In determining the format for each of our stations, our station managers, together with our vice president of programming, consider local demographics and programming history to identify programming gaps within the specific market. In addition, we evaluate whether filling a programming gap would generate sufficient listenership to achieve desired revenue levels.

Outdoor Advertising Division

Products

We seek to offer advertisers a range of outdoor advertising products and we continually assess opportunities to complement our existing portfolio with new products. Our inventory of outdoor advertising products consists of both traditional outdoor displays and alternative displays, including:

•	Bulletins, which are large advertising faces that range in size from 14 feet high and 48 feet long to 20 feet high and 60 feet long. Advertisements are typically made of a durable computer printed vinyl that is either wrapped to the billboard face or affixed with a self-adhesive backing. The bulletins are strategically placed in high traffic locations, typically along interstate highways. Billboard structures are durable, have long useful lives and do not require substantial maintenance.

•	Posters, which are generally 12 feet high by 25 feet wide, are the most common type of billboard. Advertising copy for these posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or single sheets of vinyl with computer-generated advertising copy that are wrapped around the structure. Standardized posters are concentrated on major traffic arteries or on city streets and target pedestrian traffic

•	Wall displays, which are located on the sides of buildings and range in size from 14 feet high and 14 feet long to 60 feet high and 60 feet long. These advertisements are made from computer generated vinyl. We generally place these displays in large metropolitan areas with substantial amounts of traffic. These displays are durable, have long useful lives and require nominal maintenance.

•	Indoor displays located in retail locations, such as restaurants, gas stations, bars, retail stores, health clubs and sporting arenas. We install a variety of displays, typically located in restrooms and dressing rooms and above gas pumps. Because these displays are viewed by specific demographic groups in an isolated environment, they represent a unique opportunity for advertisers to more effectively target these groups.

We have more than 2,700 bulletins and wall displays and 2,400 posters. In addition, we have exclusive arrangements with national and local retailers, including restaurant and bar chains and retail stores, to operate indoor advertising displays in more than 2,400 alternative display sites.

Although our outdoor advertising business focuses primarily on bulletins, posters, wall displays and indoor displays, we also offer a limited number of additional products, including bus shelter displays.

The following table sets forth selected information about our traditional outdoor advertising markets.

Traditional Outdoor Display Market	Market Rank	# of Bulletins	# of Walls	# of Posters
San Francisco	4	—	28	—
Hartford	50	338	—	857
Myrtle Beach	164	727	—	424
Northern Colorado	NA	925	—	658
Missouri	NA	696	—	22
All other	NA	4	—	448

Total		2,690	28	2,409

The following table sets forth selected information about our alternative outdoor advertising markets.

Alternative Display Market	Market Rank	# of Retail Locations	# of Displays
New York	1	231	797
Los Angeles	2	244	762
Chicago	3	139	433
San Francisco	4	67	176
Dallas	5	97	336
Philadelphia	6	118	259
Houston	7	82	391
Washington, D.C.	8	55	66
Boston	9	81	147
Detroit	10	167	591
Atlanta	11	75	245
Miami	12	55	91
Puerto Rico	13	—	—
Seattle	14	133	522
Phoenix	15	38	67
Minneapolis/St. Paul	16	356	3,066
San Diego	17	30	37
Nassau-Suffolk	18	—	—
St. Louis	19	66	177
Baltimore	20	44	98

All Other	21 or higher	367	900

Total		2,445	9,161

Advertising Sales

Local advertising currently comprises approximately 80% of our total outdoor advertising sales.

Our traditional outdoor salespeople have strong ties with the advertising community and have local market experience, which we believe will enable us to quickly identify and take advantage of new opportunities for building display sites.

We have alternative advertising sales offices in New York, San Francisco and Minneapolis. Although we generally employ at least one sales representative in each office who is dedicated exclusively to national sales, we encourage our sales representatives to develop national, regional and local accounts to maximize occupancy rates and advertising revenues.

Our customer contracts with local advertisers typically range from four to twelve months for bulletins and from one to twelve months for poster and alternative displays. National advertisers for our outdoor advertising products generally enter into contracts for one to three months. In addition, advertisers occasionally purchase advertising to promote particular events.

As of December 31, 2004, the average occupancy rate of our bulletins across all of our traditional outdoor markets was approximately 76%. Although we seek to improve both pricing and occupancy across our markets, we emphasize different goals according to the particular characteristics of each market. We typically enter into contracts with our advertisers to place advertisements in numerous displays at a particular site and we price our displays according to the product type, location and number of displays covered by a contract.

In 2004, no single advertising customer accounted for more than 10% of our consolidated outdoor advertising or total revenues.

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

Installation and Maintenance

Each of our advertisers pays the production cost of its displays. While our national customers generally provide their own advertisements, we often assist our local customers in creating or procuring the copy for their advertisements. We use two or three printers in each market to produce vinyl and posters for our local customers. We have an in-house art department based in Minneapolis that produces copy for alternative displays for local advertisers. We obtain frames produced specifically for our displays from third party vendors and then assemble the displays in Minneapolis and ship them to the alternative display sites for installation.

We generally employ third party contractors to paint and/or post our traditional outdoor advertisements. Our sales force inspects the displays weekly to ensure that the advertisements are both clean and well lit. Depending on the market, we have or employ third party maintenance crews to regularly monitor and maintain the displays. In most of our markets, we are able to guarantee our advertisers a maximum 48-hour period in which we can replace damaged displays. Our crews also change displays in our poster and at our alternative display sites at regular intervals in accordance with some of our customer contracts.

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

Employees

As of January 31, 2005, we had a staff of 626 full-time employees and 355 part-time employees. We believe that our relations with our employees are good.

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

Competition

The out-of-home media industry is highly competitive. Our out-of-home media properties compete for audiences and advertising revenues with other radio stations and outdoor advertising companies, as well as with other forms of media such as newspapers, magazines, network and cable television, satellite radio, direct mail and Internet based media, within their respective markets.

Radio Broadcasting Division. The success of each of our radio stations depends largely upon audience ratings and our share of the overall advertising revenue within a market. Our stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. In addition, each radio station competes on the basis of management experience, the station’s local audience share in its market, transmitter power, local program acceptance and the number of other radio stations and other advertising media in the market area.

The radio broadcasting industry is subject to competition from new or developing media technologies. For example:

•	cable television operators have introduced a service commonly referred to as “cable radio” which provides cable television subscribers with several high-quality channels of music, news and other information;

•	direct satellite broadcast television and satellite radio broadcast companies are supplying subscribers with several high-quality music channels;

•	the Internet offers new and diverse forms of program distribution;

•	new consumer products, such as portable digital audio players;

•	satellite digital audio radio technology, initially developed for automotive applications, could result in new high quality satellite radio services; and

•	the introduction of in-band on-channel digital radio and new low-power FM radio could provide radio services in the same bandwidth currently occupied by traditional FM and AM radio services.

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

Outdoor Advertising Division. In each of our outdoor advertising markets, we face competition from a wide variety of in-home media, including over the air and cable broadcasting, print media and direct mail marketers, as well as other out-of-home media. We compete primarily on the basis of the location of our displays and, to a lesser extent, on the cost-per-thousand impressions. According to the OAAA and industry reports, the traditional outdoor advertising industry is highly fragmented, with over 1,000 companies operating approximately 200,000 advertising displays. Similarly, the alternative advertising industry is highly fragmented and characterized by a large number of local operators, many of whom focus on particular products, including products that we currently offer or intend to offer.

On a national level, we compete with a small number of major outdoor advertising companies such as Clear Channel Communications, Viacom Outdoor and Lamar Advertising Co., as well as with other small and mid-sized operators. In each of our markets, we compete primarily on the basis of advertising rates, the locations in which we have displays, and the quality of our customer service. Many of our competitors have greater experience and more established customer relationships than we have in the markets in which we currently operate or in which we seek to operate. We believe our strong emphasis on developing local relationships and expertise will enable us to secure attractive real estate sites at competitive rates and to develop long-term advertising relationships in each of our markets.

Government Regulation

Radio Licensing and Regulation

The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC. Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	determines the particular frequencies, locations and operating power of stations;

•	issues, renews, revokes and modifies station licenses;

•	determines whether to approve changes in ownership or control of station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly affect the ownership, operation (including aspects of station programming, e.g., indecency, obscenity, children’s programming, political advertising) and employment practices of stations.

The FCC is authorized to impose penalties for violations of its rules or the Communications Act. Penalties can include the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, nonrenewal of licenses and the revocation of operating authority.

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

To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for not less than 30 days. (In the FCC’s view, a “substantial change in ownership” occurs when one or more parties previously unapproved by the FCC with the respect to the licenses in question propose to acquire, in the aggregate, 50% or more of a licensee’s ownership.) During that 30-day period, petitions to deny or other objections against the application may be filed by interested parties, including members of the public. These types of petitions are filed from time to time with respect to proposed acquisitions. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration or review of that grant. The FCC usually has an additional ten days to set aside the grant on its own motion. An application that does not involve a substantial change in ownership or control (a “pro forma application”) is not subject to the public notice and 30-day petition to deny procedure. The pro forma application is nevertheless subject to informal objections that may be filed against it at any time until the FCC acts on the application. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of control of the broadcast license to any party other than the assignee or transferee specified in the application.

Multiple Ownership Rules. The Communications Act and FCC rules and policies impose specific limits on the number of commercial radio stations in a single market in which an entity may hold a “cognizable” or “attributable” interest. For purposes of these rules and policies, persons and entities said to hold “attributable” or “cognizable” interests include officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the company’s voting ownership interests. In addition, certain passive investors are attributable if they hold 20.0% or more of the corporate licensee’s voting stock. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered “insulated” from “material involvement” in the management or operation of the media related activities of the partnership. The FCC currently treats limited liability companies in the same way as limited partnerships for purposes of attribution.

In June, 2003, the FCC adopted new multiple ownership rules and policies governing the commercial radio and television industries. On review by the U.S. Court of Appeals for the Third Circuit (“Court of Appeals”), those rules and policies were affirmed in part and remanded in part. While the FCC has not sought further review of the decision of the Court of Appeals, a number of private parties have asked the United States Supreme Court to review it. Pending a decision by the Supreme Court and/or further action by the FCC in response to the remand from the Court of Appeals, the Court of Appeals has permitted the FCC to implement some of the rules which the FCC adopted in June, 2003, although the Court of Appeals has also stayed the effectiveness of other aspects of the FCC’s June, 2003 decision.

The FCC’s multiple ownership rules and policies may preclude us from acquiring certain stations we might otherwise seek to acquire. The rules and policies also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other stations.

The local radio ownership limits currently in effect for Arbitron-designated “Metro” markets are as follows:

•	in markets in which BIA reports 45 or more “home” commercial and noncommercial full-service radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

•	in markets in which BIA reports 30 to 44 “home” commercial and noncommercial full-service radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

•	in markets in which BIA reports 15 to 29 “home” commercial and noncommercial full-service radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

•	in markets in which BIA reports 14 or fewer “home” commercial and noncommercial radio stations, ownership is limited to five commercial stations or no more than 50.0% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.

In markets not designated as “Metro” markets by Arbitron, the FCC utilizes a contour-overlap methodology for identifying markets for purpose of applying the numerical limits set out above. This contour-overlap methodology is interim and will likely be in effect at least until the FCC completes a rulemaking proceeding (in MB Docket No. 03-130) which it initiated in 2003 in connection with its review of the ownership rules.

Prior to June, 2003, the FCC utilized a “50/70” revenue test to identify those applications which proposed radio transactions raising concerns about excessive marketplace dominance. Under that test, if an application (a) proposed a radio station combination having 50% or more of the revenue in an Arbitron metropolitan market or (b) would have resulted in two station owners controlling stations having 70% or more of the revenue in an Arbitron metropolitan market, then that application would be placed on public notice with a special notation inviting public comment on the application’s impact on competition and diversity in the market. Action on applications so identified tended to be delayed significantly. As a result of the Third Circuit decision, the stay imposed by the Third Circuit, and the partial lifting of that stay, the current status of the “50/70” revenue test is unclear.

The television ownership rules presently in effect permit common ownership of up to two television stations in the same Designated Market Area (“DMA”) as that term is defined by Nielsen Media Research or any successor entity, provided that:

•	at least one of the stations is not ranked among the top four stations in the DMA based on the most recent all-day audience share as measured by Nielsen Media Research or by any comparable, accepted audience ratings service; and

•	at least eight independently-owned and operating, full-power commercial and noncommercial television stations would remain, post-consummation, in the DMA in which the stations which would be commonly-owned are located.

The radio/television cross-ownership rule presently in effect permits a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner is permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

•	in markets where 20 media voices will remain, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where 10 media voices will remain, an owner may own an additional three radio stations.

A “media voice” includes:

•	each independently owned and operating full-power television station (a) which is located in the DMA of the commonly-owned television station’s community of license and (b) whose Grade B signal contour overlaps the Grade B signal contour of the commonly-owned television station(s); and

•	each independently owned and operating primary radio station (a) in the radio metro market of the community of license of either the commonly-owned television station(s) or the commonly-owned radio station(s) or (b) located out-of-market but with a minimum share as reported by Arbitron or another nationally-recognized audience rating service; and

•	each daily newspaper that has a circulation exceeding 5.0% of the households in the market; and

•	cable television service if generally available in the DMA (cable television counts as only one voice regardless of the number of individual cable systems in the DMA).

In addition to the limits on the number of radio stations and radio/television combinations that a single owner may own, the FCC’s broadcast/newspaper cross-ownership rule prohibits the same owner from owning a broadcast station and a daily newspaper in the same geographic market.

The FCC has a rule known as the equity-debt-plus rule that causes certain otherwise unattributable creditors or investors to be attributable owners of a station. Under this rule, a major programming supplier or a same-market media owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33.0% of the value of the station’s total asset value (i.e., all debt plus all equity). A major programming supplier includes any programming supplier that provides more than 15.0% of the commonly-owned station’s weekly programming hours. A same-market media owner includes any attributable owner of a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the owner’s interest in the media company is attributable under an FCC attribution rule other than the equity-debt-plus rule.

For more than a decade, the FCC has permitted radio station licensees to enter into agreements pursuant to which those licensees make their stations’ facilities available to other licensees for the broadcast of programming and advertising. Such arrangements are familiarly known by various names, including local marketing agreements (“LMAs”) or time brokerage agreements (“TBAs”). While these agreements may take varying forms, under a typical LMA or TBA, separate and distinct radio licensees enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with FCC’s rules and policies. One typical form of LMA or TBA is a programming agreement between two separately-owned radio stations serving a common service area, pursuant to which the licensee of one station (a) provides substantial portions of the programming to be broadcast on the other licensee’s station (subject to ultimate editorial and other controls which remain with the latter licensee) and (b) sells advertising time during those program segments.

The FCC’s rules provide that a radio licensee that brokers more than 15.0% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s local radio ownership limits. As a result, in a market where we own a radio station, we would not be permitted to enter into an LMA or TBA with another radio station in the same market if we could not own the brokered station under the multiple ownership rules, unless our programming on the brokered station constituted 15% or less of the brokered station’s programming time on a weekly basis. FCC rules also prohibit a broadcast station from duplicating more than 25.0% of its programming on another station in the same broadcast service, that is AM-AM or FM-FM, through an LMA or TBA where the brokered and brokering stations which it owns or programs serve substantially the same area.

Joint sales agreements (“JSAs”) permit broadcasters to sell advertising time on stations owned by others. Under the multiple ownership rules presently in effect, a JSA constitutes an attributable media interest in a station (Station A) if, pursuant to the JSA, an entity with a cognizable interest in a second station in Station A’s market sells more than 15.0% of the weekly advertising time on Station A.

As noted above, the FCC’s multiple ownership rules are in a state of flux. While some aspects of the FCC’s June, 2003 decision modifying those rules have been upheld on appeal, other aspects have been remanded to the FCC by the Third Circuit for further explanation. Pending the completion of remand proceedings before the FCC, the Third Circuit has stayed the effectiveness of some aspects of the June, 2003 rules, but has allowed other aspects to take effect. Further, a number of parties have sought review of the Third Circuit decision by the Supreme Court.

While it is impossible to predict how the FCC, the Third Circuit, or the Supreme Court might eventually resolve the outstanding questions concerning the multiple ownership rules, the new radio market definitions which have been implemented and are currently in effect could limit or prevent expansion of our radio holdings in some Arbitron radio markets. Similarly, the attribution of JSAs could require us to terminate such agreements in at least one market.

Alien Ownership Rules. The Communications Act prohibits the issuance of broadcast licenses to, or the holding of broadcast licenses by, persons who are not U.S. citizens, whom the Communications Act refers to as “aliens,” including any corporation if more than 20.0% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25.0% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest. The limitations on alien ownership have been held by the FCC to apply to non-corporate business structures (e.g., partnerships, LLCs) as well. The limited liability company agreement of our indirect parent, NextMedia Investors, LLC, prohibits the ownership, voting and transfer of our capital stock in violation of these FCC restrictions, and limits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these provisions.

Programming and Operations. The Communications Act requires broadcasters to serve the public interest. The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. A licensee continues to be required, however, to maintain records demonstrating each station’s most significant treatment of community issues in the station’s programming. In August, 2003, the FCC commenced an inquiry into the extent to which the broadcasting industry in general addresses “local” matters.

Complaints from listeners concerning a station’s programming often will be considered by the FCC when it evaluates renewal applications of a licensee, but listener complaints may be filed at any time. Complaints are required to be maintained in the station’s public file and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act. Those rules regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, the broadcast of obscene, indecent or profane materials, and technical operations, including limits on human exposure to radio frequency radiation.

In November 2002, the FCC adopted rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. Under these new equal opportunity rules, radio stations are expected to recruit community-wide for most full time job vacancies and to maintain detailed records of their recruitment efforts. They must undertake certain long term recruitment and training initiatives and file reports with the FCC on their efforts.

Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our radio stations, including the loss of audience share and advertising revenues for our radio stations, and an inability to acquire additional radio stations or to finance those acquisitions. These matters may include:

•	changes in the FCC’s cross-interest, multiple ownership and attribution policies;

•	regulatory fees, spectrum use fees or other fees on FCC licenses;

•	foreign ownership of broadcast licenses;

•	revisions to the FCC’s rules relating to political broadcasting;

•	increased penalties for the broadcast of obscene, indecent and/or profane material;

•	modified EEO requirements, including possibly extending existing recruitment and reporting requirements to include part-time employees;

•	technical and frequency allocation matters; and

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio.

The FCC has adopted standards for authorizing and implementing terrestrial digital audio broadcasting technology, using in-band on-channel technology for AM and FM radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology are believed by some to include improved sound quality and the ability to offer a greater variety of auxiliary services. In-band on-channel technology permits an AM or FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what effect digital audio broadcasting regulations will have on our business or the operations of our radio stations.

The FCC has created a new low-power FM (“LPFM”) radio service, which operates at a maximum power of between 10 and 100 watts in the existing FM commercial and noncommercial band. LPFM stations are used by governmental and nonprofit organizations to provide noncommercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity, including us, is permitted to have an ownership interest or enter into any program or operating agreement with any LPFM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants are not permitted to own more than one station nationwide during the initial two-year period. After the initial two-year period, entities are allowed to own up to five stations nationwide, and after three years, the limit is raised to ten stations nationwide. A single person or entity may not own two LPFM stations whose transmitters are less than seven miles from each other. The authorizations for the new stations are not transferable.

At this time, it is difficult to assess the competitive impact of the LPFM stations. The LPFM stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, although we cannot be certain of the level of interference that LPFM stations will cause after they begin operating. While the LPFM service has thus far been required to protect full-service FM stations operating on third adjacent frequencies to LPFM stations, legislation has been introduced which would, if enacted, eliminate such third-adjacent protection requirements. We cannot predict the likelihood that such legislation will be enacted.

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

The FCC has also authorized the initiation of satellite-based digital audio radio service pursuant to which audio programming is transmitted, on a regional or nationwide basis, from earth-orbiting satellites to subscribers’ receivers. Two companies are presently providing such service. The FCC is considering the extent to which such operators may utilize terrestrial repeater stations in support of their satellite operations. We cannot predict the impact of the satellite service on our business.

The foregoing is intended to provide only a summary of certain regulatory issues arising under the Communications Act and the rules and policies of the FCC. This does not purport to be comprehensive. Proposals to add or modify rules, regulations and/or policies are pending and under consideration before Congress and the FCC from time to time. Moreover, the matters addressed above are or may become the subject of litigation before the courts. We cannot predict the outcome of any such legislative, regulatory or judicial proceedings or their likely impact on our business.

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

Available Information

Information about us, including recent filings with the Securities and Exchange Commission, may be found at our internet website: www.nextmediagroup.net. Recent filings with the Securities and Exchange Commission may be found at their website: www.sec.gov.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6312 S. Fiddlers Green Circle, Suite 360E, Greenwood Village, Colorado 80111. In each of our radio markets, we typically lease offices, studios and transmitter and antenna sites. In each of our outdoor advertising markets, we typically lease or have easements on the property on which our billboard and poster displays are located.

No single facility is material to us. We believe that our facilities are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our facilities and may do so in the future.

ITEM 3. LEGAL PROCEEDINGS

In January 2003, we withheld approximately $1.5 million from PNE Media (which represented a net working capital payment otherwise payable to PNE Media) as an offset to indemnification claims in accordance with the contribution and purchase and sale agreement related to our 2001 acquisition of certain outdoor advertising assets of PNE Media. In May 2003, PNE Media filed a demand for arbitration for misrepresentations or omissions in connection with its July 2001 investment in NextMedia Investors, LLC, our ultimate parent. PNE Media sought the withheld amount, together with additional unspecified damages. A panel of three arbitrators heard the dispute during a week-long evidentiary hearing in January 2004. In March 2004, the arbitration panel delivered an award that was favorable to us and, after certain set-offs, resulted in a net recovery of approximately $3.3 million. The arbitration award has been fully implemented.

We are involved in various legal and other proceedings which are incidental to the conduct of our business. We do not believe that any of these proceedings, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All outstanding shares of our common stock are held by our parent, NextMedia Group, Inc. As of March 22, 2005, there were 3,000 shares of our common stock outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth, for the periods and at the dates indicated, our selected historical consolidated financial data, in thousands of dollars. You should read this financial data in conjunction with the information contained in or referenced under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements” in Parts II and IV of this Annual Report on Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Operating Data:
Net revenue	$39,820	$71,721	$91,330	$106,959	$115,174
Market level expenses, exclusive of depreciation and amortization shown separately below	25,913	46,819	59,330	66,532	71,302
Corporate expenses	5,475	8,834	8,116	8,518	8,452
Depreciation and amortization	4,325	11,053	5,523	10,291	14,833
Local marketing agreement fees(1)	2,913	20	—	42	708
Impairment loss	—	—	42,956	—	31,624

Operating income (loss)	1,194	4,995	(24,595)	21,576	(11,745)
Interest expense, net	3,805	15,815	22,444	22,369	24,460
Loss on extinguishment of debt	—	—	—	—	1,541
Other (income) expense, net	38	(574)	(1,370)	(20,764)	(3,490)

Income (loss) from continuing operations before income taxes	(2,649)	(10,246)	(45,669)	19,971	(34,256)
Provisions for income taxes	—	—	4,311	10,464	(1,440)

Income (loss) from continuing operations	(2,649)	(10,246)	(49,980)	9,507	(32,816)
(Income) loss from discontinued operations including loss on disposition	189	662	3,475	(1)	—

Net income (loss)	$(2,838)	$(10,908)	$(53,455)	$9,508	$(32,816)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$836	$30,501	$14,446	$707	$12,260
Working capital	2,736	28,149	12,225	(1,156)	11,464
Intangibles assets, net	284,666	408,794	388,901	452,746	437,980
Total assets	327,067	506,537	491,980	543,377	565,860
Long-term debt	106,948	197,102	197,276	199,634	232,449
Stockholder’s equity	208,382	282,631	257,386	294,055	259,185

(1)	Represents fees associated with operating radio stations prior to acquisition. Prior to acquisition, we recognize revenues and related expenses following execution of a local marketing agreement. Upon our acquisition of assets previously operated under a local marketing agreement, we no longer pay the local marketing fees associated with those assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Consolidated Financial Statements” in Parts II and IV of this Annual Report on Form 10-K.

Introduction

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

Most of our markets are small, mid-sized or suburban markets, which typically attract a larger percentage of advertising revenues from local, rather than national, advertising.

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

Acquisitions. We account for our business acquisitions under the purchase method of accounting as required by SFAS 141. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets, including intangible assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, customer turnover, among other items. These estimates and assumptions affect future amortization expense and gains or losses recorded on the sale of properties.

Intangible Assets. We record identified intangible assets, including but not limited to FCC licenses, advertising permits, customer relationships, and non-compete agreements, at their fair value using our estimates and assumptions. These estimates and assumptions affect future amortization expense and gains or losses recorded on the sale of properties. Goodwill represents the excess of cost over the fair value of tangible assets and identified intangible assets acquired in a business combination. For indefinite-lived intangibles related to acquisitions prior to July 1, 2001, amortization was provided on the straight-line method over the estimated useful lives of the related assets, primarily 40 years, through December 31, 2001. No amortization has been recorded for indefinite-lived intangible assets acquired subsequent to July 1, 2001. From January 1, 2002 through present, in accordance with SFAS 142, no amortization has been recorded on any indefinite-lived intangible assets.

Impairment. In January 2002, we adopted SFAS 142 which changes the accounting for goodwill and intangible assets with indefinite lives, such as FCC licenses and advertising permits, from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges. The new model requires us to evaluate our indefinite-lived intangible assets and goodwill for impairment at least annually. In applying the new model, we first evaluate our indefinite-lived intangible assets. To the extent that the estimated fair value of the indefinite-lived intangible assets is less than the net book value, we record an impairment charge to reduce the net book value to estimated fair value. Subsequent to the impairment analysis of our indefinite-lived intangible assets, we evaluate each of our reporting units (principally our markets) for impairment. If the estimated fair value of our reporting units is less than the net book value, we perform a second step to quantify the amount of the impairment. In this process, the fair value of each of the assets, including goodwill, is estimated and compared to the related net book value. The shortfall of the fair value below net book value of all of the assets represents the amount of impairment. Determining the fair value of our indefinite-lived intangible assets and reporting units requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to, among other items, future cash inflows and outflows, discount rates and terminal valuation multiples.

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

Income Taxes. We account for income taxes in accordance with SFAS 109. Judgment is required in determining our provision for income taxes. Our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

We provide a full valuation allowance against our net deferred tax asset, excluding the deferred tax liability for amortization of indefinite-lived intangibles including goodwill, because we believe the realization of those tax benefits is not more likely than not. We record additional deferred tax expense throughout each period to establish a valuation allowance against net operating loss carry-forwards generated by amortization of indefinite-lived intangibles including goodwill that is deductible for tax purposes, but is no longer amortized in the financial statements. The resulting deferred tax liability on our balance sheet therefore relates primarily to the difference between the book and tax basis of indefinite-lived intangibles including goodwill, which will not reverse over time unless impairment charges are recognized on indefinite-lived intangibles including goodwill, or the indefinite-lived intangible assets or assets supporting the goodwill are sold.

Factors Affecting Comparability

We commenced operations in late-1999. Our results of operations from period to period are not comparable because of the impact of the various acquisitions and dispositions that we have completed, as well as our rapid build-up in personnel in anticipation of additional acquisitions. Moreover, our expected growth through acquisitions is likely to continue to limit the comparability of our results of operations.

Results of Operations

The following tables present certain summary historical financial data in thousands of dollars and as a percentage of net revenues for the periods indicated on a consolidated basis and for each of our out-of-home media divisions.

	Year Ended December 31,
	2002	%	2003	%	2004	%
Consolidated Operating Data:
Net revenue	$91,330	100.0	$106,959	100.0	$115,174	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	59,330	65.0	66,532	62.2	71,302	61.9
Corporate expenses	8,116	8.9	8,518	8.0	8,452	7.3
Depreciation and amortization	5,523	6.0	10,291	9.6	14,833	12.9
Local marketing agreement fees	—	—	42	—	708	0.1
Impairment loss	42,956	NM	—	NM	31,624	NM

Operating income (loss)	(24,595)	NM	21,576	NM	(11,745)	NM
Interest expense, net	22,444		22,369		24,460
Loss on extinguishment of debt	—		—		1,541
Other (income), net	(1,370)		(20,764)		(3,490)
Provision for income taxes	4,311		10,464		(1,440)
Discontinued operations	3,475		(1)		—

Net income (loss)	$(53,455)		$9,508		$(32,816)

Radio Broadcasting Operating Data:
Net revenue	$64,064	100.0	$72,876	100.0	$78,894	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	40,065	62.5	44,432	61.0	47,482	60.2
Depreciation and amortization	3,523	3.9	5,974	8.2	5,009	6.3
Impairment loss	—	—
	—	—	10,085	NM
Local marketing agreement fees	—	—	42	—	708	0.1

Segment operating income	$20,476	32.0	$22,428	30.8	$15,610	NM

Outdoor Advertising Operating Data:
Net revenue	$27,266	100.0	$34,083	100.0	$36,280	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	19,265	70.7	22,100	64.8	23,820	65.7
Depreciation and amortization	2,000	7.3	4,317	12.7	9,824	27.1
Impairment loss	42,956	NM	—	—	21,539	NM

Segment operating income (loss)	$(36,955)	NM	$7,666	22.5	$(18,903)	NM

NM – Not Meaninfgul

Comparison of Fiscal Year 2004 to Fiscal Year 2003

Net Revenue. Consolidated net revenue increased $8.2 million to $115.2 million in 2004 from $107.0 million in 2003. Radio net revenue increased $6.0 million to $78.9 million in 2004 from $72.9 million in 2003. Outdoor advertising net revenue increased $2.2 million to $36.3 million in 2004 from $34.1 million in 2003. Net revenue increased $4.9 million due to acquisitions, net of dispositions, with the remaining $3.3 million increase attributable to organic growth in the assets that we owned and operated at December 31, 2004. Of the $3.3 million of organic growth, $2.8 million was related to the radio division and, $500,000 was related to the outdoor division. We expect 2005 net revenue to exceed 2004 net revenues due to continued acquisition activity and organic growth.

Market Level Expenses, exclusive of depreciation and amortization. Consolidated operating expenses increased $4.8 million to $71.3 million in 2004 from $66.5 million in 2003. Radio operating expenses increased $3.1 million to $47.5 million in 2004 from $44.4 million in 2003. Outdoor advertising operating expenses increased $1.7 million to $23.8 million in 2004 from $22.1 million in 2003. These increases were attributable primarily to our completion of acquisitions in 2003 and 2004. As a percentage of net revenue, consolidated operating expenses decreased from 62.2% to 61.9% because revenue growth did not require a proportionate increase in expenses.

Corporate Expenses. Corporate expenses remained constant at $8.5 million in both 2004 and 2003. As a percentage of net revenue, corporate expenses declined from 8.0% to 7.3% because we did not add corporate costs in connection with our acquisitions.

Depreciation and Amortization. Consolidated depreciation and amortization increased $4.5 million to $14.8 million in 2004 from $10.3 million in 2003. Radio depreciation and amortization decreased $1.0 million to $5.0 million in 2004 from $6.0 million in 2003. Outdoor advertising depreciation and amortization increased $5.5 million to $9.8 million in 2004 from $4.3 million in 2003. The decrease in radio depreciation and amortization was attributable to the 2003 dispositions which resulted in fewer depreciable fixed assets and definite lived intangibles which are amortized over their useful lives. The increase in outdoor depreciation and amortization was attributable to the 2004 acquisitions, including two exchange transactions, which significantly changed the components of long lived assets resulting in a higher level of definite-lived assets subject to depreciation and amortization.

Impairment loss. During 2004, we recognized impairment losses totaling $31.6 million. In the third quarter of 2004, we performed an interim impairment analysis of our alternative advertising market because year-to-date operating results indicated that a impairment may have occurred. As a result of deteriorating business conditions, we recorded a $17.0 million impairment loss to reduce the carrying value of the market’s goodwill to its estimated fair value. In the fourth quarter of 2004, we performed our annual evaluation of goodwill and indefinite-lived intangibles pursuant to SFAS 142. As a result of this evaluation, we recorded a $14.6 million impairment loss to reduce the carrying value of certain market’s assets to their estimated fair values. Approximately, $10.1 million of the fourth quarter impairment loss in 2004 related to the carrying values of FCC licenses in certain of our radio markets which have experienced growth rates below expectations with the balance of the fourth quarter impairment loss relating to the carrying value of advertising permits ($3.7 million) and goodwill ($775,000) in certain outdoor advertising markets where operating results have not met expectations.

Interest Expense and Other Income Net. Interest expense, net, increased $2.1 million to $24.5 million in 2004 from $22.4 million in 2003 due to additional indebtedness incurred in connection with our acquisitions. Other income, net decreased to $3.5 million in 2004 from $20.8 million in 2003 due to the absence in 2004 of significant gains on asset sales during 2003, including $18.9 million on the sale of station WJTW-FM and $1.7 million on the sale of station WAIT-FM.

Income Tax. We expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. Accordingly, we record deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of indefinite-lived intangibles and goodwill that is deductible for tax purposes, but is no longer amortized as a result of SFAS 142.

This deferred tax expense was partially offset by the tax benefit associated with the $31.6 million impairment loss. As a result of the impairment loss, a portion of the Company’s deferred tax liability, resulting from the difference between book and tax amortization of indefinite-lived intangibles including goodwill was reversed. Consequently, we recorded a deferred tax benefit of $5.4 million related to the impairment loss.

Net Income (loss). Consolidated net loss increased $42.3 million to $32.8 million in 2004 from $9.5 million of net income in 2003 as a result of the factors described above.

Comparison of Fiscal Year 2003 to Fiscal Year 2002

Net Revenue. Consolidated net revenue increased $15.7 million to $107.0 million in 2003 from $91.3 million in 2002. Radio net revenue increased $8.8 million to $72.9 million in 2003 from $64.1 million in 2002. Outdoor advertising net revenue increased $6.8 million to $34.1 million in 2003 from $27.3 million in 2002. Net revenue increased $12.6 million due to acquisitions, net of dispositions, with the remaining $3.1 million increase attributable to organic growth in the assets that we owned and operated at December 31, 2003. Of the $3.1 million of organic growth, $4.0 million was related to the outdoor division, offset by a decline of $0.9 million in the radio division.

Market Level Expenses, exclusive of depreciation and amortization. Consolidated operating expenses increased $7.2 million to $66.5 million in 2003 from $59.3 million in 2002. Radio operating expenses increased $4.3 million to $44.4 million in 2003 from $40.1 million in 2002. Outdoor advertising operating expenses increased $2.8 million to $22.1 million in 2003 from $19.3 million in 2002. These increases were attributable primarily to our completion of acquisitions in 2002 and 2003. As a percentage of net revenue, consolidated operating expenses decreased from 65.0% to 62.2% because revenue growth did not require a proportionate increase in expenses.

Corporate Expenses. Corporate expenses increased $402,000 to $8.5 million in 2003 from $8.1 million in 2002. This increase was due primarily to severance costs of $400,000 associated with the reduction of corporate staff in 2002. As a percentage of net revenue, corporate expenses declined from 8.9% to 8.0% because we did not add significant corporate costs in connection with our acquisitions.

Depreciation and Amortization. Consolidated depreciation and amortization increased $4.8 million to $10.3 million in 2003 from $5.5 million in 2002. Radio depreciation and amortization increased $2.5 million to $6.0 million in 2003 from $3.5 million in 2002. Outdoor advertising depreciation and amortization increased $2.3 million to $4.3 million in 2003 from $2.0 million in 2002. The increase in radio and outdoor depreciation and amortization was attributable to the acquisitions during the year which resulted in the addition of depreciable fixed assets and definite-lived intangibles which are amortized over their useful lives.

Impairment loss. In the fourth quarter of 2003, we conducted our annual evaluation of goodwill and indefinite-lived intangible assets pursuant to SFAS 142. As a result of this evaluation, we identified no impairment. In 2002, we recorded a $43.0 million non-cash impairment loss related to our outdoor advertising assets, $19.6 million of which related to advertising permits and $23.4 million of which related to goodwill. The non-cash impairment of these indefinite-lived intangible assets was primarily caused by unfavorable economic conditions in the outdoor advertising markets in which we operated during 2002. These weak market conditions adversely impacted the cash flow projections used to determine the fair value of our advertising permits and reporting units and resulted in the non-cash impairment.

Interest Expense and Other Income Net. Interest expense, net, was flat at $22.4 million in 2003 due to an increase resulting from indebtedness incurred in connection with our acquisitions offset by proceeds from our interest rate swaps. Other income net increased to $20.8 million in 2003 as a result of gains on our asset sales during the year, including $18.9 million on the sale of station WJTW-FM and $1.7 million on the sale of station WAIT-FM.

Income Tax. We expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. Accordingly, we recorded deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of indefinite-lived intangibles and goodwill and that is deductible for tax purposes, but is no longer amortized as a result of SFAS 142.

Discontinued Operations. In 2003, we had no significant discontinued operations. In 2002, we incurred a loss on discontinued operations of $3.5 million primarily related to the loss on sale of our Panama City, Florida assets.

Net Income (loss). Consolidated net income increased $63.0 million to $9.5 million in 2003 from a $53.5 million loss in 2002 as a result of the factors described above.

Liquidity and Capital Resources

Sources of Funds

Our cash and cash equivalents balance at December 31, 2004 was approximately $12.3 million compared to $707,000 at December 31, 2003. The increase was due primarily to borrowings under our Revolving Credit Facility to fund our January 1, 2005 interest payment on our senior subordinated notes.

Net cash provided by (used in) operating activities was $7.8 million and $6.9 million in 2004 and 2003, respectively. The increase in our net cash provided by operating activities was due primarily to growth in revenue and cash flow due to acquisitions completed during 2003 and 2004.

Net cash provided by financing activities was $32.0 million and $28.7 million in 2004 and 2003, respectively. Net cash used in investing activities was $28.3 million and $49.4 million in 2004 and 2003, respectively. These cash flows primarily reflect net borrowings, capital contributions and expenditures for acquisitions and proceeds from dispositions.

As of December 31, 2004 we had net operating loss carry forwards of approximately $100.5 million, which are available to reduce future federal and state income taxes. The federal net operating loss carry forwards begin to expire at various times commencing in 2020.

Uses of Funds

We use a significant portion of our capital resources to consummate acquisitions. Through December 31, 2004, we funded our acquisitions from: (i) equity capital contributions of approximately $354.0 million from NextMedia Investors, funded by equity investments from several private investment funds and our senior management, (ii) aggregate borrowings of approximately $234.5 million, and (iii) cash from operations. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

On February 1, 2005 we closed our previously announced acquisition of five radio stations in Wilmington, North Carolina for $24.5 million in cash funded under our Revolving Credit Facility.

Credit Facility and Senior Subordinated Notes

On April 9, 2004, we terminated our existing senior credit facility and entered into a new $75.0 million senior credit facility (the “Revolving Credit Facility”) which matures five years from the date thereof. Included within the Revolving Credit Facility is $30.0 million available to us for the issuance of letters of credit. At December 31, 2004, $1.3 million of letters of credit were outstanding. Amounts available for borrowing under the Revolving Credit Facility are determined based on certain leverage requirements.

The Revolving Credit Facility contains customary restrictive covenants that, among other things and with certain exceptions, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the Revolving Credit Facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of December 31, 2004, we were in compliance with all of these covenants. After taking into account our most restrictive covenant, as of March 1, 2005, we had approximately $19.0 million of borrowing capacity under our Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the index rate (the “Index Rate”), the Index Rate plus an applicable margin or (b) in the case of loans with an interest rate based on the libor rate (the “LIBOR Rate”), the LIBOR Rate plus an applicable margin. The applicable margins are based on our total leverage ratio. On February 25, 2005 we amended the Revolving Credit Facility to reduce the applicable margins, and as a result, reduced our interest payments under the Revolving Credit Facility.

On July 5, 2001, we completed an offering of $200.0 million of our 10.75% senior subordinated notes due 2011. Under the terms of the notes, semi-annual interest payments of approximately $10.8 million are due January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of December 31, 2004, we were in compliance with all of these covenants.

Capital Expenditures

Capital expenditures in the year ended December 31, 2004 increased to $6.5 million from approximately $5.0 million for the year ended December 31, 2003 due to expenditures for the consolidation of radio broadcasting facilities and new outdoor advertising site development. The following table sets forth our capital expenditures for the twelve months ended December 31, 2003 and 2004. Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures that extend the lives of the assets. Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations. Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2004
	(in thousands)
Recurring	$2,019	$3,267
Non-recurring	517	2,029
Revenue producing	2,506	1,201

Total capital expenditures	$5,042	$6,497

Commitments and Contractual Obligations

The following table sets forth future payments due under our debt and lease obligations as of December 31, 2004 (in thousands):

	Revolving Credit Facility	10 3/4% Senior Subordinated Notes (1)	Non-Cancelable Operating Leases	Total
2005	$—	$—	$4,823	$4,823
2006	—	—	4,221	4,221
2007	—	—	3,366	3,366
2008	—	—	2,980	2,980
2009 and thereafter	34,500	200,000	17,036	251,536

	$34,500	$200,000	$32,426	$266,926

(1)	In each year from 2005 through 2010, we will make semi-annual cash interest payments of $10,750.

We believe that cash from operations, together with available borrowings under our Revolving Credit Facility, will be sufficient to permit us to meet our financial obligations and to fund our existing operations for the foreseeable future.

Inflation

To date, our results of operations have not been affected materially by inflation.

Recent Accounting Pronouncements

The SEC staff made Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”), at the September 2004 meeting of the Emerging Issues Task Force (“EITF”). D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing under Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets, shall perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The adoption of Staff Announcement No. D-108 did not have an impact on the Company’s financial position or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, approximately 15% of our long-term debt bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our 2004 interest expense net income would have changed by $690,000. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

We became a party to an interest rate swap (the “Swap”) with an aggregate notional amount of $100,000 in March 2005. The Swap becomes effective June 30, 2006 and expires on December 31, 2009. Pursuant to the swap, we will pay a fixed rate of interest on the notional amount and receive a floating rate of interest on the notional amount.

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

There has been no change in our internal control over financial reporting that has materially affected or could materially affect our internal control over financial reporting subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers, directors and senior officers and their respective ages and positions are as follows:

Name	Age	Position
Carl E. Hirsch	58	Director, Executive Chairman of the Board
Steven Dinetz	58	Director, President and Chief Executive Officer
Sean Stover	42	Senior Vice President and Chief Financial Officer
Samuel ”Skip” Weller	49	President and Co-Chief Operating Officer of the Radio Division
Jeffrey Dinetz	46	Executive Vice President and Co-Chief Operating Officer of the Radio Division
Jim Matalone	43	President and Chief Operating Officer of the Outdoor Division
Schuyler Hansen (1)	37	Chief Accounting Officer, Treasurer and Assistant Secretary
Matthew Leibowitz	54	Secretary

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

Schuyler Hansen was our Treasurer, Chief Accounting Officer and Assistant Secretary from September 2001 to February 15, 2005. From July 1999 to September 2000, Mr. Hansen was Senior Vice President and Chief Accounting Officer of AMFM Inc., formerly Chancellor Broadcasting Company. Prior to that, Mr. Hansen was a Director in the mergers and acquisitions practice of PricewaterhouseCoopers LLP. Mr. Hansen has an MBA from the University of Texas at Austin Graduate School of Business.

Matthew Leibowitz has been our Secretary since our inception. Since 1981, Mr. Leibowitz has run the law firm of Leibowitz & Associates, P.A., which he founded. Mr. Leibowitz has a J.D. from the University of Miami School of Law.

(1)	Effective February 15, 2005, Mr. Hansen resigned his position as Treasurer, Chief Accounting Officer and Assistant Secretary.

Audit Committee

The Audit Committee of the Board of Directors of NextMedia Group, Inc. is comprised of Messrs. James M. McElwee and Lawrence S. Sorrel, and performs the functions of our audit committee. Mr. McElwee is a General Partner at Weston Presidio Capital III and Mr. Sorrel is a Managing Partner at Tailwind Capital Partners LLC, an affiliate of Thomas Weisel Capital Partners, L.P. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. We have determined that the Audit Committee does not include a financial expert as defined in Item 401 of Regulation S-K. We believe that the Audit Committee members are sufficiently sophisticated in financial matters to adequately carry out their responsibilities as members of the Audit Committee.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all employees, including our executive officers, and a supplemental code of business conduct and ethics that applies only to our senior executive officers. A copy of each of these codes of ethics is posted on our website at www.nextmediagroup.net. In the event we make any amendments to, or grant any waivers of, a provision of either code of ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendments or waiver and the reasons therefore on our website.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the year ended December 31, 2004, 2003 and 2002 the compensation paid to the chief executive officer and the other four most highly-paid executives in 2004. We have not granted any stock options.

Name and Principal Position	Annual Compensation					All Other Compensation
	Year	Salary		Bonus
Carl E. Hirsch Executive Chairman of the Board	2004 2003 2002	$ $ $	300,000 300,000 300,000	$ $ $	— — —	— — —
Steven Dinetz President and Chief Executive Officer	2004 2003 2002	$ $ $	300,000 300,000 300,000	$ $ $	— 200,000 —	— — —
Sean Stover Senior Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	300,000 287,500 270,000	$ $ $	175,000 172,500 175,000	— — —
Samuel Weller President and Co-Chief Operating Officer of the Radio Division	2004 2003 2002	$ $ $	287,500 287,500 275,000	$ $ $	100,000 70,000 175,000	— — —
Jeffrey Dinetz Executive Vice President and Co-Chief Operating Officer of the Radio Division	2004 2003 2002	$ $ $	272,500 272,500 260,000	$ $ $	80,000 45,000 160,000	— — —

Each of our executive officers historically has been subject to an employment agreement with us. We are currently negotiating renewals of those employment agreements. Although we expect to enter into these agreements in the near future, we may be unable to successfully complete these negotiations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our parent company, NextMedia Group, Inc., owns 100% of our outstanding shares of common stock. NextMedia Group, Inc. is a wholly owned subsidiary of NextMedia Investors LLC. We have no equity compensation plans.

The following table sets forth the amount of NextMedia Investors LLC membership interests beneficially owned by our directors as of March 22, 2005. The address of our directors is c/o NextMedia Operating, Inc. 6312 S. Fiddlers Green Circle, Suite 360E, Greenwood Village, Colorado 80111.

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

Under the terms of the limited liability company agreement, the board of directors of NextMedia Investors shall be comprised of eight seats, two of which may be designated by Thomas Weisel Capital Partners, two of which may be designated by the holders of the Class B interests who are Management Members (as such term is defined in the NextMedia Investors limited liability company agreement), one of which may be designated by Weston Presidio Capital, one of which may be designated by Alta Communications, two of which may be designated by GS Capital Partners. The board seats designated by GS Capital Partners are nonvoting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to us by our principal accountants, PricewaterhouseCoopers LLP, for audit services related to the two most recent fiscal years and for other professional services billed in the most recent two fiscal years were as follows:

	2003	2004
Audit Fees (1)	$332,402	$368,282
Audit-Related Fees	—	—
Tax Fees (2)	138,218	186,967
All Other Fees	—	—

Total	$470,620	$555,249

(1)	Annual audit fees are for professional services rendered for the audit of our annual financial statements and reviews of quarterly financial statements. This category also includes fees for assistance with and review of documents filed with the SEC, attest services, work done by tax professionals in connection with the audit or quarterly reviews, and accounting consultations and research work necessary to comply with generally accepted auditing standards.

(2)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning, except those provided in connection with the audit or quarterly reviews.

NextMedia’s Audit Committee has considered whether PricewaterhouseCoopers LLP’s provision of non-audit services to NextMedia is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

The Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for NextMedia by its independent auditor. The chairperson of the Audit Committee may represent the entire committee for the purposes of pre-approving permissible non-audit services, provided that the decision to pre-approve any service is disclosed to the Audit Committee no later than its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

2.	Financial Statement Schedules. None.

3.	Exhibits:

Exhibit Number	Description
3.01*	Certificate of Incorporation of NextMedia Operating, Inc.

3.02*	Certificate of Amendment to the Certificate of Incorporation of NextMedia Operating, Inc.

3.03*	Bylaws of NextMedia Operating, Inc.

4.01*	Indenture dated as of July 5, 2001 between NextMedia Operating, Inc., the Guarantors named therein and U.S. Bank Trust Company, N.A., as trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2011.

4.02*	Form of 10 3/4% Senior Subordinated Note due 2011 (included in Exhibit 4.1).

4.03*	Registration Rights Agreement dated June 28, 2001, among NextMedia Operating, Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc., CIBC World Markets Corp. and Thomas Weisel Partners LLC.

4.04***	Supplemental Indenture, dated as of March 13, 2002, to be effective as of July 5, 2001, among Crickett Ltd. and Chesapeake Outdoor Enterprises, Inc., each as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

4.05***	Supplemental Indenture, dated as of August 30, 2002, among NextMedia Northern Colorado, Inc., as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

10.01*	Credit Agreement, dated as of July 31, 2000, by and among NextMedia Group, Inc., NextMedia Operating, Inc., a guarantor thereunder, the lenders party thereto and Bankers Trust Company as Administrative Agent.

10.02*	First Amendment to the Credit Agreement, dated as of December 13, 2000, among NextMedia Group, Inc., NextMedia Operating, Inc., NextMedia Group II, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.03*	Second Amendment to the Credit Agreement, dated as of May 14, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.04*	Third Amendment and Consent to the Credit Agreement, dated as of June 22, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.05*	Fourth Amendment to the Credit Agreement, dated as of December 20, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.06***	Fifth Amendment to the Credit Agreement, dated as of June 25, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.07**	Sixth Amendment to the Credit Agreement, dated as of October 15, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.08*	Asset Purchase Agreement, dated as of August 16, 1999, among NextMedia Group, LLC and Rambaldo Communications, Inc., Rambaldo AM Communications, Inc. and Rambaldo AM Broadcasting Company.

Exhibit Number	Description
10.09*	Asset Purchase Agreement, dated as of October 1, 1999, between NextMedia Group, LLC and Empire Broadcasting System LLP.

10.10*	Asset Purchase Agreement, dated as of October 2, 1999, between NextMedia Group, LLC and Styles Broadcasting of Alabama, Inc.

10.11*	Asset Purchase Agreement, dated as of October 21, 1999, between NextMedia Group, LLC and The Jet Broadcasting Co., Inc.

10.12*	Asset Purchase Agreement, dated as of November 18, 1999 among NextMedia Outdoor, L.L.C., Promote It, Inc. d/b/a Gas Station Advertising Network and Jim and Lori Baxter.

10.13*	Asset Purchase Agreement, dated as of November 20, 1999, between NextMedia Group, LLC and Wilmington WJBR-FM, L.L.C.

10.14*	Asset Purchase Agreement, dated as of December 6, 1999, between NextMedia Group, LLC and Salt Broadcasting LLC.

10.15*	Asset Purchase Agreement, dated as of February 11, 2000, among NextMedia Group, LLC and Pinnacle Broadcasting Company, Inc., WSOY Decatur, Inc., Pinnacle Southeast, Inc., Pinnacle Myrtle Corp., Atlantic Towers, Inc., El Paso and Lubbock, Inc., WFXC & WDUR, Inc., and Pinnacle S.C., Inc.

10.16*	Asset Purchase Agreement, dated as of February 16, 2000 between NextMedia Group, LLC and Hirsch Broadcasting Group, LP.

10.17*	Asset Purchase Agreement, dated as of February 22, 2000, among NextMedia Group, LLC and Lake Broadcasting, Inc. and Red River Radio, Inc.

10.18*	Asset Purchase Agreement, dated as of May 11, 2000, between NextMedia Group, Inc. and AJ Indoor Advertising, Inc.

10.19*	Asset Purchase Agreement, dated as of June 15, 2000, between NextMedia Group, Inc. and Beaverkettle Company.

10.20*	Asset Purchase Agreement, dated as of June 30, 2000, between NextMedia Operating, Inc. and Belvidere Broadcasting, L.P.

10.21*	Asset Purchase Agreement, dated as of June 30, 2000, between NextMedia Operating, Inc. and Pride Communications, LLC.

10.22*	Asset Exchange Agreement, dated as of August 31, 2000, among NextMedia Operating, Inc. and Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and the Myrtle Beach Stations Trust.

10.23*	Asset Purchase Agreement, dated as of August 31, 2000, between Myrtle Beach Stations Trust and Fidelity Broadcasting Corporation.

10.24*	KLAK-FM Option Agreement, dated as of October 10, 2000, among First Broadcasting Company, L.P., NextMedia Licensing, Inc. and NextMedia Operating, Inc.

10.25*	Asset Purchase Agreement, dated as of December 28, 2000, among NextMedia Group II, Inc., NextMedia Licensing, Inc., Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc.

10.26*	Asset Purchase Agreement, dated as of January 1, 2001, among NextMedia Operating, Inc. and NextMedia Licensing, Inc. and Radioworks, Inc., WFVR, Inc. and WKKD, Inc.

10.27*	Asset Purchase Agreement, dated as of January 31, 2001, among NextMedia Outdoor, Inc. and CityVision, LLC, CityVision Connecticut, LLC and CityVision Massachusetts, LLC.

10.28*	Asset Purchase Agreement, dated as of January 31, 2001, between NextMedia Operating, Inc. and Fairview Radio, Inc.

10.29*	Amendment No. 1 to the Asset Exchange Agreement, dated April 30, 2001, among NextMedia Operating, Inc. and Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and the Myrtle Beach Stations Trust.

10.30*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Great Advertising, LLC.

10.31*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Great Outdoor, Inc.

10.32*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Media Displays, Inc.

Exhibit Number	Description
10.33*	Contribution and Purchase and Sale Agreement, dated as of June 13, 2001, among NextMedia Investors, LLC, NextMedia Outdoor, Inc. and PNE Media, LLC.

10.34*	Amendment No. 2 to Asset Purchase Agreement, dated as of August 7, 2001, among NextMedia Outdoor, Inc. and CityVision, LLC, CityVision Mid-America, LLC, CityVision Connecticut, LLC and CityVision Massachusetts, LLC.

10.35*	Asset Purchase Agreement, dated as of October 16, 2001, among Capital Advertising, Inc., Capital Media II, Inc., and Capital Outdoor, Inc. and NextMedia.

10.36*	Asset Purchase Agreement, dated as of October 26, 2001 between Sailing Billboards Outdoor Media, LLC and NextMedia Outdoor, Inc.

10.37*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Carl E. Hirsch.

10.38*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Steven Dinetz.

10.39*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Sean Stover.

10.40*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Samuel Weller.

10.41*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Jeffrey Dinetz.

10.43*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Schuyler Hansen.

10.44*	Employment Agreement, dated as of March 6, 2000, between NextMedia Outdoor, Inc., NextMedia Group, Inc. and James Matalone.

10.45*	Employment Agreement, dated as of March 6, 2000, between NextMedia Outdoor, Inc., NextMedia Group, Inc. and Scot McArtor.

10.46***	Purchase Agreement, dated as of October 30, 2002, by and among Wilks Broadcasting, LLC, Wilks License Co. LLC, NextMedia Operating, Inc. and NM Licensing LLC.

10.47+	Amended and Restated Credit Agreement, dated as of April 9, 2004, among NextMedia Operating, Inc., the other credit parties signatory thereto, the lenders signatory thereto, General Electric Capital Corporation, as agent, and GECC Capital Markets Group, Inc., as lead arranger.

10.48+	First Amendment to the Amended and Restated Credit Agreement, dated February 25, 2005, among NextMedia Operating, Inc., the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation, as agent.

21.1+	List of subsidiaries of NextMedia Operating, Inc.

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Incorporated herein by reference to our Registration Statement on Form S-4/A, dated April 8, 2002.
**	Incorporated herein by reference to our quarterly report on Form 10-Q, dated November 14, 2002.
***	Incorporated herein by reference to our annual report on Form 10-K, dated March 27, 2003.

(b)	Reports on Form 8-K:

On March 10, 2005, we filed a Current Report on Form 8-K announcing earnings results for the year ended December 31, 2004.

INDEX TO FINANCIAL STATEMENTS

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

NextMedia Operating, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of NextMedia Operating, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado

March 30, 2005

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$707	$12,260
Accounts receivable, net of allowance for doubtful accounts of $1,111 and $1,335, respectively	16,452	16,287
Prepaid expenses and other current assets	3,209	3,193

Total current assets	20,368	31,740
Property and equipment, net	58,016	87,574
Definite-lived intangibles, net	6,009	23,879
Indefinite-lived intangibles, net	383,147	369,044
Goodwill, net	63,590	45,057
Other assets	12,247	8,566

Total assets	$543,377	$565,860

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,699	$1,725
Accrued expenses	17,484	16,472
Deferred revenue	516	917
Other	1,825	1,162

Total current liabilities	21,524	20,276
Long-term debt	199,634	232,449
Deferred income taxes	26,858	28,590
Other long-term liabilities	1,306	860

Total liabilities	249,322	282,175

Minority interest-variable interest entities (Note 2)	—	24,500
Commitments and contingencies (Note 9)

Stockholder’s equity:
Common stock, no par value, 3,000 shares authorized, issued and outstanding, respectively	1	1
Additional paid-in capital	352,615	350,561
Accumulated deficit	(58,561)	(91,377)

Total stockholder’s equity	294,055	259,185

Total liabilities and stockholder’s equity	$543,377	$565,860

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31,
	2002	2003	2004
Net revenue	$91,330	$106,959	$115,174

Market level expenses, exclusive of depreciation and amortization, shown separately below	59,330	66,532	71,302
Corporate expenses	8,116	8,518	8,452
Depreciation and amortization	5,523	10,291	14,833
Local marketing agreement fees	—	42	708
Impairment loss	42,956	—	31,624

Total operating expenses	115,925	85,383	126,919

Operating income (loss)	(24,595)	21,576	(11,745)
Interest expense, net	22,444	22,369	24,460
Loss on extinguishment of debt	—	—	1,541
Other (income), net	(1,370)	(20,764)	(3,490)

Income (loss) from continuing operations before income taxes	(45,669)	19,971	(34,256)
Provision (benefit) for income taxes	4,311	10,464	(1,440)

Income (loss) from continuing operations	(49,980)	9,507	(32,816)
Discontinued operations (Note 3):
(Income) loss from discontinued operations (including loss on disposal of $3,272 for the year ended December 31, 2002)	3,475	(1)	—

Net income (loss)	$(53,455)	$9,508	$(32,816)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2001	3,000	$1	$297,244	$(14,614)	$282,631
Capital contributions from Parent, net	—	—	28,113	—	28,113
Vesting of Parent Company Class B membership units	—	—	79	—	79
Net loss	—	—	—	(53,455)	(53,455)

Balance, December 31, 2002	3,000	1	325,436	(68,069)	257,368
Capital contributions from Parent, net	—	—	27,100	—	27,100
Vesting of Parent Company Class B membership units	—	—	79	—	79
Net income	—	—	—	9,508	9,508

Balance, December 31, 2003	3,000	1	352,615	(58,561)	294,055

Distribution to Parent	—	—	(2,133)	—	(2,133)
Vesting of Parent Company Class B membership units	—	—	79	—	79
Net loss	—	—	—	(32,816)	(32,816)

Balance, December 31, 2004	3,000	$1	$350,561	$(91,377)	$259,185

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2002	2003	2004
Cash Flows From Operating Activities
Net income (loss)	$(53,455)	$9,508	$(32,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,572	10,291	14,833
Non-cash interest expense	1,256	1,238	1,150
Provision for bad debt expense	1,034	888	949
Non-cash compensation expense	79	79	79
Other (gains) and losses, net	3,321	(21,848)	(3,915)
Unrealized (gain) loss on interest rate swap	(1,853)	118	135
Loss on extinguishment of debt	—	—	1,541
Provision for deferred income taxes	4,311	10,464	(1,440)
Impairment loss	42,956	—	31,624
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,143)	(2,958)	(784)
Prepaid expenses and other assets	(214)	(947)	866
Accounts payable	(372)	(878)	(255)
Accrued expenses	(741)	1,090	(3,720)
Deferred revenue	(54)	(111)	401
Other current liabilities	1	13	(820)

Net cash provided by (used in) operating activities	(302)	6,947	7,828

Cash Flows From Investing Activities
Purchase of equipment	(6,441)	(5,042)	(6,497)
Payments for acquisitions, net of cash acquired	(38,449)	(81,250)	(23,826)
Proceeds from sale of properties, net	1,581	36,908	421
Proceeds from termination of interest rate swaps	—	—	1,600

Net cash used in investing activities	(43,309)	(49,384)	(28,302)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	—	44,000	50,500
Repayment of revolving credit facilities	—	(42,000)	(18,000)
Capital contributions from Parent, net	28,113	27,100	—
Payments of financing related costs	(711)	(90)	(427)
Other	154	(312)	(46)

Net cash provided by financing activities	27,556	28,698	32,027

Net increase (decrease) in cash and cash equivalents	(16,055)	(13,739)	11,553
Cash and cash equivalents at beginning of period	30,501	14,446	707

Cash and cash equivalents at end of period	$14,446	$707	$12,260

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$22,318	$22,969	$23,210

Taxes	$—	$—	$—

Non-Cash Investing and Financing Activities:
Non-cash distribution to Parent	$—	$—	$2,133

Fair value of outdoor advertising asset exchanges	$—	$—	$83,600

Book value of assets given up in outdoor advertising exchanges	$—	$—	$81,538

Net assets consolidated per FIN 46-R (Note 2)	$—	$—	$24,500

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NEXT TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1. Organization and Summary of Significant Accounting Policies

The Company

NextMedia Operating, Inc. and its subsidiaries (the “Company”), operates two advertising media segments: a group of radio broadcast stations in sixteen small, mid-sized and suburban markets and an outdoor advertising business within seven primary markets. The markets in which the Company operates are geographically spread across several states within the continental United States, including California, Colorado, Connecticut, Delaware, Florida, Illinois, Michigan, Minnesota, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina and Texas.

The Company is a wholly-owned subsidiary of NextMedia Group, Inc., a wholly-owned subsidiary of NextMedia Investors LLC, (the “Parent”) an investment partnership formed by Thomas Weisel Merchant Banking Partners, Weston Presidio Capital, Alta Communications, Inc., GS Capital Partners 2000 L.P. and management of the Company.

Principles of Consolidation

The consolidated financial statements include all controlled subsidiaries. In addition, the company reviews its relationships with other entities to assess if the Company is the primary beneficiary of a variable interest entity. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated. See Note 2 for additional discussion on the consolidation of variable interest entities. All material inter-company balances and transactions are eliminated in consolidation.

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

Revenue Recognition

The primary source of the Company’s radio revenues is the sale of broadcasting time for local, regional and national advertising. The primary source of the Company’s outdoor/indoor display advertising revenue is the sale of signage space. Revenues for radio broadcasting advertisements are recognized when the commercial is broadcast. Revenues for outdoor/indoor sign advertising contracts are recognized ratably over the period in which advertisement displays are posted in the display units. Payments received in advance of revenue recognition are recorded as deferred revenue.

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

	Year ended December 31,
	2002	2003	2004
Trade revenue, included in net revenue	$5,238	$5,043	$5,678
Trade expense, included in operating expenses	5,301	5,072	5,433

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

	Year ended December 31,
	2002	2003	2004
Allowance for doubtful accounts—opening balance	$1,209	$1,248	$1,111
Provision for bad debt expense	959	888	949
Write-offs	(920)	(1,025)	(725)

Allowance for doubtful accounts—closing balance	$1,248	$1,111	$1,335

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

The Company tests for possible impairment of property and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The impairment loss is calculated as the excess of the carrying value of the assets over the discounted future cash flows and requires management to apply judgment in estimating future cash flows and the discount rates that reflects the risk inherent in future cash flows.

Intangible Assets

The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets, as well as goodwill. Definite-lived intangibles include primarily customer relationships and non-compete agreements. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. Indefinite-lived intangibles include broadcast FCC licenses, billboard advertising permits and easements. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.

The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

At least annually, the Company performs its impairment test for each reporting unit’s indefinite-lived intangibles and goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including indefinite-lived intangibles and goodwill, is less than the fair value of the reporting unit. Certain assumptions are used in determining the fair value, including assumptions about cash flow rates, discount rates, and terminal values. If the fair value of the Company’s reporting unit is less than the carrying value of the reporting unit, an impairment charge is recorded in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

Acquisitions

The Company accounts for business acquisitions under the purchase method of accounting as required by (SFAS) 141. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. These estimates and assumptions affect future amortization expense and gains or losses recorded on the sale of properties.

Debt Issuance Costs

Debt issue costs incurred in connection with the issuance of the Senior Subordinated Notes and the Revolving Credit Facility are included in other non-current assets and are being amortized over the term of the related agreements on the interest method. During the years ended December 31, 2002, 2003 and 2004, the Company recognized interest expense related to amortization of debt issuance costs of approximately $1,256, $1,238 and $1,150 respectively.

Concentration of Credit Risks

In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of diversified customers and the geographic diversification of the Company’s customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained.

Local Marketing Agreements

The Company enters into local marketing agreements (“LMAs”) with respect to certain radio stations it intends to acquire. The Company operates the stations under the LMA whereby the Company agrees to purchase from the broadcast station licensee certain broadcast time and provide programming to and sell advertising on the stations during the purchased time. Fees incurred pursuant to LMAs are recognized as operating expenses. The Company’s financial statements include broadcasting revenues and operating expenses of stations marketed under LMAs. The LMA generally terminates upon the closing of the acquisition of the station(s). The Company did not operate any radio stations under LMAs during the year ended December 31, 2002. During the year ended December 31, 2003, the Company entered into a LMA to operate a station in the Lubbock, Texas market. During the year ended December 31, 2004, the Company entered into two LMAs to operate five stations in the Wilmington, North Carolina market.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce net deferred tax assets, excluding the deferred tax liability for amortization of indefinite-lived intangibles including goodwill, to the amount more likely than not to be realized.

Additional deferred tax expense is recorded to establish a valuation allowance against net operating loss carry-forwards generated by amortization of indefinite-lived intangibles including goodwill that is deductible for tax purposes, but is no longer amortized in the financial statements.

The Company computes the increase in the valuation allowance based on the amount of deductible temporary differences in excess of taxable temporary differences related to indefinite-lived intangible assets and goodwill at the financial statement account level.

Derivatives

Periodically, the Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The interest rate swaps were not designed to hedge the Company’s exposure to fluctuations in interest rates and do not qualify for hedge accounting under SFAS 133. The differential to be paid or received as interest rates change is recognized as interest expense. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are recognized in these consolidated financial statements.

Comprehensive Income

The Company follows SFAS 130, which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. There was no difference between the Company’s net income (loss) and its total comprehensive loss in any periods presented.

Recent Accounting Pronouncements

The SEC staff made Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”), at the September 2004 meeting of the Emerging Issues Task Force (“EITF”). D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing under Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets, shall perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The adoption of Staff Announcement No. D-108 did not have an impact on the Company’s financial position or results of operation.

2. Consolidation of Variable Interest Entities

The Company typically acquires radio station assets at market prices from various entities under fixed price purchase agreements. In certain situations, the Company enters into a local marketing agreement (“LMA”) coincidental to the purchase agreement that provides that the Company may operate the radio station in advance of the purchase. The Company’s financial statements include the broadcast revenues and operating expenses of the station, under the LMA and the related LMA fee.

The Company has concluded that whenever it simultaneously enters into a local marketing agreement and a purchase agreement with respect to that group of assets, a variable interest entity (“VIE”) is created as a result of the contractual interest in the entity. This is because the equity holders of the variable interest entity are not obligated to fully absorb expected losses of the entity and do not have the right to fully receive the expected residual returns of the entity if they occur. The Company therefore examines the entities with which the Company enters into fixed price purchase agreements and local marketing agreements simultaneously, for possible consolidation by the Company under FIN 46-R. This requires the Company to consider the extent of its financial interest in the variable interest entity to determine if the Company is deemed to be the primary beneficiary of the variable interest entity. When the Company determines itself to be the primary beneficiary of a variable interest entity, it consolidates that entity in its financial statements.

The Company’s sole legal obligation and economic loss for failure to perform under these purchase agreements is typically limited to the amount specified in the liquidated damages provisions contained within the purchase agreements. As a result, none of the creditors of any of the entities with which the Company enters into fixed price purchase agreements have recourse to the general credit of the Company.

In 2004, simultaneous with entering into purchase agreements to acquire five radio stations in Wilmington, North Carolina for a total of $24,500, the Company entered into local marketing agreements with respect to those stations and has determined that it is the primary beneficiary with respect to certain assets of two entities which are small, closely held organizations involved in radio broadcasting activities. As a result, the Company has consolidated the fair value of the assets to be acquired in the accompanying financial statements. The effect of this consolidation at December 31, 2004, was the inclusion of $995 of property and equipment, $19,620 of indefinite-lived intangible assets and $3,885 of goodwill with a corresponding inclusion of $24,500 in minority interest, representing the deferred purchase price of $24,500 under the fixed price purchase agreements. As a result of the local marketing agreements, the Company’s financial statements include the broadcast revenues and operating expenses of the stations to be acquired since the date the Company entered into the LMAs.

In February 2005, the acquisitions of these five radio stations were closed for $24,500 in cash funded through the Company’s Revolving Credit Facility eliminating the $24,500 of minority interest.

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

As the Company typically negotiates and determines purchase price based on estimated future cash flows generated by the assets acquired, the purchase price of its acquisitions is typically more than the historical cost to construct the assets. As a result, there is generally a residual amount of the purchase price in excess of the fair value of the tangible and identifiable intangible assets that is assigned to goodwill.

The Company completed numerous acquisitions during 2002, as depicted below, with an aggregate purchase price of $37,964 in cash, $28,113 of which was funded with equity contributions from the Company’s Parent made during the year. The aggregate purchase price of our 2003 acquisitions was $80,934 in cash, which were funded with (i) proceeds of $27,100 from equity contributions from the Company’s Parent, (ii) borrowings under the Company’s Revolving Credit Facility, (iii) proceeds of $37,836 from asset sales, and (iv) cash generated from operations. The aggregate purchase price of the 2004 acquisitions consisted of $23,048 (exclusive of $778 of 2004 expenditures related to 2003 and future acquisitions) in cash funded with (i) borrowings under the Company’s Revolving Credit Facility and (ii) cash generated from operations, and $83,600 in the form of exchange consideration, for an aggregate of $106,648.

The acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition. A summary of the transactions is presented below:

Transaction	Date of Acquisition	Purchase Price
2002:
Philcor Media, LLC	4 January	$1,811
Camden Outdoor, LLC	30 April	1,899
AMI, LLC	12 July	820
Flack Outdoor (acquired 100% of the voting equity interests)	30 August	25,730
Matt Outdoor	Various	4,461
Klein Outdoor Advertising, Inc	Various	1,729
Miscellaneous other acquisitions	Various	1,514

		$37,964

2003:
Wilks Broadcasting, LLC	6 January	$55,753
Matt Outdoor	8 January	409
Chuckie Broadcasting Company	31 January	5,807
NJ Outdoor Advertising	19 February	4,083
Outdoor Partnership, LLC	14 March	1,374
CitiVision	2 April	392
Impact Marketing	15 April	571
Prime Outdoor	18 June	1,010
Great Outdoor Advertising	21 August	2,243
KC Signs	30 September	218
Patriot	8 December	2,024
AllVision	Various	2,632
Citadel Broadcasting Company (KNHK-FM)	15 December	4,332
Red Peak Tower	31 December	86

		$80,934

2004:
Clear Channel Outdoor	1 January	$43,707
Three Eagles Communications	9 February	14,225
Entravision Communications	19 May	5,201
Viacom	30 June	40,121
AllVision	Various	2,509
Miscellaneous other acquisitions	Various	885

		$106,648

An allocation of the aggregate purchase prices to the fair values of the assets acquired and liabilities assumed is presented below.

	Year ended December 31,
	2002	2003	2004
Current assets	$337	$76	$100
Property and equipment	11,816	6,380	41,752
FCC licenses	177	29,994	17,283
Goodwill – radio division	—	26,628	1,804
Goodwill – outdoor division(1)	19,849	3,639	4,867
Advertising permits	13,296	9,413	22,824
Easements	187	160	230
Customer base, non-compete agreements and other	475	5,316	21,208
Current liabilities	(1,521)	(672)	(250)
Long-term liabilities	(6,652)	—	(3,170)

	$37,964	$80,934	$106,648

(1)	Approximately $2,748 of the goodwill acquired at December 31, 2004 is not deductible for tax purposes.

During 2002, the Company sold radio station WKKD-AM located in Aurora, Illinois for approximately $800. The Company received additional proceeds of approximately $781 in connection with the disposition of various non-core assets and pieces of real property.

During 2002, the Company entered into an agreement to sell the assets of radio stations, WYOO-FM, WPCF-AM, WQJM-FM, WILN-FM and WYYX-FM in exchange for approximately $5,500 in cash. This sale was completed in January 2003. The assets sold consisted primarily of FCC licenses, broadcast equipment and accounts receivable. The Company recorded a loss of approximately $3,272 in discontinued operations in the second quarter of 2002 for the difference between the carrying value of this reporting unit and the expected proceeds of the sale, less expected selling costs. The Company classified the remaining carrying value of the assets to be sold as held for sale on the balance sheet and the results of operations for this reporting unit were classified as discontinued operations in all periods presented. During the year ended December 31, 2002, these assets generated net revenues of approximately $807. Management decided to sell these assets because it believed there were alternative uses of capital which may provide a higher return on investments.

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

In January 2004, in exchange for its outdoor advertising assets in New York, New York and Baltimore, Maryland, the Company acquired outdoor advertising assets in Myrtle Beach, South Carolina valued at $43,600 resulting in a gain of approximately $1,834 which is included in other income, net. The Company accounted for the transaction as a business combination in accordance with SFAS 141 at fair value. As a result of the exchange, certain of the Company’s taxable temporary differences reversed resulting in a $3,500 income tax benefit during the first quarter of 2004.

In June 2004, in exchange for its outdoor advertising assets in New Jersey, the Company acquired outdoor advertising assets in New Haven, Connecticut and Northern Colorado/Wyoming valued at approximately $40,000. As a result of the exchange, certain of the Company’s taxable temporary differences reversed resulting in a $4,175 income tax benefit during the second quarter of 2004. The Company accounted for the New Jersey exchange as a business combination in accordance with SFAS 141 at fair value resulting in a gain of approximately $1,000 on the disposition of its assets. Under the terms of the exchange agreement, both parties remain liable for the loss or unfavorable change in the lease costs of all site leases disposed of by them or a breach of representation with respect to such site leases for a period of four months from June 30, 2004. The Company is currently assessing whether any such claims exist. Additionally, for a period of one year from June 30, 2004, the parties remain liable for the loss based on non-renewal or unfavorable change in terms of all site leases disposed of by them which expire during the one year period or the loss of advertising structures not properly located on such site leases. To the extent a claim for indemnification is made for site leases meeting any of the foregoing criteria, each party will be required to do one of the following: 1) make cash payments equivalent to a multiple of the loss of cash flow for the lost sites, 2) substitute additional outdoor advertising assets with cash flow equivalent to that of the lost sites, or 3) reduce the payments under site leases between the parties by an amount equal to the loss of cash flow of the lost sites. As a result of the contingencies related to the transferred site leases, the Company has deferred the recognition of the $1,000 gain until such time as the contingency is resolved. This deferred gain is included in other current liabilities in the consolidated balance sheet at December 31, 2004.

The Company accrued exit costs of $850 in connection with the disposal of the New Jersey market pursuant to the asset exchange. Employee severance comprised of $709 of this amount with the remainder related primarily to lease buyouts. As of December 31, the substantial majority of these amounts have been paid.

During 2004, the Company entered into agreements to acquire five radio stations in Wilmington, North Carolina for $24,500 in cash. In addition, the Company simultaneously entered into LMAs with respect to the stations to be acquired (Note 2). The acquisitions were completed in February 2005, funded through the Company’s Revolving Credit Facility.

The results of operations of the assets acquired are included in the Company’s statements of operations, from the completion date of the applicable acquisition with the exception of assets under LMA, where the Company’s statements of operations include the results from the beginning of the LMA period. The results of operations of assets sold have been excluded from the Company’s statements of operations from the completion date of the applicable sale.

The following unaudited pro forma income statement information has been prepared as if the significant acquisitions and dispositions made during the years ended December 31, 2003 and 2004 had occurred on January 1, 2003. The unaudited pro forma income statement information is not necessarily indicative of the results, which actually would have occurred if these acquisitions had been consummated on January 1, 2003.

	Year ended December 31,
	2003	2004
Net revenue	$109,078	$115,217
Total expenses	102,698	147,006

Net income (loss)	$6,380	$(31,789)

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2003	2004
Prepaid rent	$1,282	$1,696
Other receivables	1,248	712
Prepaid insurance, taxes and other	679	785

	$3,209	$3,193

5. Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31,
		2003	2004
Land and improvements	—	$5,729	$7,102
Buildings and improvements	20	9,893	10,811
Leasehold improvements	10	1,833	1,732
Broadcast equipment	5–20	8,445	9,874
Office equipment	7	1,814	2,019
Computer software and systems	3–5	1,930	2,413
Tower and antennae	5–20	4,931	6,586
Vehicles	3	1,734	2,403
Furniture and fixtures	7	1,319	1,484
Advertising displays	3–15	34,654	62,899
Construction in progress	—	870	1,148

		73,152	108,471
Less accumulated depreciation		(15,136)	(20,897)

		$58,016	$87,574

Depreciation expense for the years ended December 31, 2002, 2003 and 2004 was $4,975, $6,254 and $8,025, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life	As of December 31,
		2003	2004
Gross:
FCC licenses	—	$285,755	$309,134
Goodwill	—	64,434	45,057
Advertising permits	—	103,555	67,310
Easements	—	2,595	1,358
Definite-lived intangibles, primarily customer base and non-compete agreements	1-15	11,441	36,117

		$467,780	$458,976

Less, accumulated amortization:
FCC licenses		$(8,758)	$(8,758)
Goodwill		(844)	—
Advertising permits		—	—
Easements		—	—
Definite-lived intangibles, primarily customer base and non-compete agreements		(5,432)	(12,238)

		$(15,034)	$(20,996)

Net:
FCC licenses		$276,997	$300,376
Goodwill		63,590	45,057
Advertising permits		103,555	67,310
Easements		2,595	1,358
Definite-lived intangibles, primarily customer base and non-compete agreements		6,009	23,879

		$452,746	$437,980

Indefinite-Lived Intangibles

In the first quarter of 2002, the Company completed its transitional assessment of goodwill and other identifiable intangibles in accordance with SFAS 142. FCC licenses, easements and advertising permits are indefinite-lived intangibles under the new standard. The Company’s transitional assessment did not identify any impairment in goodwill or its other indefinite-lived intangibles. Amortization of goodwill and indefinite-lived intangibles ceased upon adoption of SFAS 142.

Activity affecting the Company’s indefinite-lived intangibles during 2003 and 2004 is summarized below:

	FCC Licenses	Goodwill	Advertising Permits	Easements
Gross balance at December 31, 2002	$265,471	$35,766	$94,142	$2,467
Additions due to acquisition	29,994	30,267	9,413	160
Reductions due to disposition	(9,710)	—	—	(32)
Other(1)	—	(1,599)	—	—

Gross balance at December 31, 2003	285,755	64,434	103,555	2,595
Accumulated amortization	(8,758)	(844)	—	—

Net balance at December 31, 2003	$276,997	$63,590	$103,555	$2,595

Gross balance at December 31, 2003	$285,775	$64,434	$103,555	$2,595
Additions due to acquisition	17,283	6,671	22,824	230
Reductions due to disposition	—	(12,139)	(55,326)	(1,467)
Reduction due to impairment loss	(10,085)	(17,796)	(3,743)	—
Other(1)	16,181	3,887	—	—

Gross balance at December 31, 2004	309,134	45,057	67,310	1,358
Accumulated amortization	(8,758)	—	—	—

Net balance at December 31, 2004	$300,376	$45,057	$67,310	$1,358

(1)	Other consists of adjustments to finalize preliminary purchase accounting for acquisitions completed in earlier periods and amounts consolidated per FIN 46-R (Note 2). The Company’s purchase accounting for recent acquisitions is preliminary and subject to receipt of final appraisals.

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

In the fourth quarter of 2002, the Company conducted its annual evaluation of goodwill and identifiable intangible assets pursuant to SFAS 142. As a result of this evaluation, the Company recorded a $42,956 non-cash impairment loss related to its outdoor advertising assets, $19,625 of which related to advertising permits and $23,331 of which related to goodwill. The non-cash impairment of these indefinite-lived intangible assets was primarily caused by unfavorable economic conditions in the outdoor advertising markets in which we operated during 2002. These weak market conditions adversely impacted the cash flow projections used to determine the fair value of the Company’s reporting units and resulted in the non-cash impairment of goodwill and advertising permits related to those reporting units.

In the third quarter of 2004, as a result of deteriorating business conditions and performance below management expectations, the Company conducted an impairment evaluation of its alternative advertising market and related goodwill and identifiable intangible assets pursuant to SFAS 142. As a result of this evaluation, the Company recorded a $16,999 non-cash impairment loss on goodwill related to this market. The non-cash impairment was caused primarily by deteriorating business conditions, which affected market revenue and expenses. These weak market conditions adversely affected the cash flow projections used to determine the fair value of the market and resulted in the non-cash impairment.

In the fourth quarter of 2004, the Company performed its annual evaluation of goodwill and indefinite-lived intangibles pursuant to SFAS 142. As a result of this evaluation, the Company recorded a $14,625 non-cash impairment loss to reduce the carrying value of certain market’s assets to their estimated fair values. Approximately $10,100 of the fourth quarter impairment loss in 2004 related to the carrying value of FCC licenses in certain of the Company’s radio markets which have experienced growth rates below expectations, with the balance of the fourth quarter impairment loss relating to the carrying value of advertising permits (approximately $3,700) and goodwill (approximately $800) in certain outdoor advertising markets where operating results have not met expectations.

Definite-lived Intangibles

The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142. These assets consist primarily of customer relationships and non-compete agreements which are amortized over their respective lives. The most significant definite-lived intangibles are customer relationships which have relatively short useful lives due to customer turnover. Consequently, the Company applies an accelerated amortization methodology to these assets.

Total amortization expense from definite-lived intangibles for the years ended December 31, 2002, 2003 and 2004 was approximately $597, $4,036 and $6,808, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of December 31, 2004:

2005	$6,794
2006	4,335
2007	2,939
2008	2,095
2009	1,561

7. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2003	2004
Accrued compensation and bonuses	$1,198	$1,346
Accrued commissions	839	828
Accrued interest	10,753	10,866
Accrued property taxes	352	609
Accrued rents	643	605
Unfavorable leases	347	214
Accrued franchise taxes	331	170
Accrued legal and professional fees	1,044	383
Accrued insurance costs	550	214
Accrued music license fees	572	120
Other	855	1,117

	$17,484	$16,472

8. Long-Term Debt

Long-term debt consists of the following:

	As of December 31,
	2003	2004
Revolving Credit Facility	$2,000	$34,500
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,366)	(2,051)

Total long-term debt	$199,634	$232,449

Revolving Credit Facility

On April 9, 2004, the Company terminated its existing senior credit facility and entered into a new $75,000 senior credit facility (the “Revolving Credit Facility”) which matures five years from the date thereof. Included within the Revolving Credit Facility is $30,000 available to the Company for the issuance of letters of credit. At December 31, 2004, $1,252 of letters of credit were outstanding. Amounts available for borrowing under the Revolving Credit Facility are determined based on certain leverage requirements.

Borrowings under the Revolving Credit Facility (as amended) bear interest at a rate based, at the option of the Company, on (i) a base rate defined as the higher of the Prime Lending Rate or Federal Funds Rate plus fifty (50) basis points per annum, plus a margin ranging from 1.0% to 2.5% depending on the extent of leverage or (ii) a base rate of LIBOR plus a margin ranging from 2.0% to 3.5% depending on the extent of leverage. The weighted average interest rate on borrowings under the Revolving Credit Facility was 5.5% at December 31, 2004. The Company pays fees on the aggregate unused portion of the loan commitment at a rate of .25%. Commitment fees were $745, $371 and $340 in 2002, 2003 and 2004, respectively. In addition, the Company is required to pay letter of credit fees.

The Revolving Credit Facility contains customary restrictive covenants which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the Revolving Credit Facility, the Company is required to satisfy certain financial covenants such as maximum total leverage ratio, maximum senior leverage ratio and minimum ratio of consolidated EBITDA to consolidated net cash interest expense. The Company was in compliance with all applicable covenants during all periods presented. After taking into account our restrictive covenants, as of March 1, 2005, the Company had approximately $19,000 of borrowing capacity under the Revolving Credit Facility.

NextMedia Group, Inc. and its subsidiaries have collateralized the Revolving Credit Facility by granting a first priority-perfected pledge of its assets including, without limitation, the capital stock of NextMedia Operating, Inc. and its subsidiaries and affiliates. NextMedia Group, Inc. guarantees the obligations of the Company, its direct wholly-owned subsidiary, under the Revolving Credit Facility, and each of the Company’s subsidiaries has guaranteed the obligations of the Company under the Revolving Credit Facility. The Company (and all its subsidiaries) are prohibited from dividending or transferring monies or assets to NextMedia Group, Inc. except for very limited purposes, including the payment of general corporate expenses and taxes. As a result of the termination of its former credit facility, the Company recorded a charge of $1,541 to write off the associated deferred financing costs.

Senior Subordinated Notes

On July 5, 2001, the Company issued $200,000 in aggregate principal amount of its 10 3/4% Senior Subordinated Notes due July 1, 2011 (the “Notes”). The Notes are general unsecured obligations of the Company, subordinated to all senior indebtedness of the Company, and are guaranteed on a senior subordinated basis, jointly and severally, by all of the Company’s subsidiaries. The subsidiary guarantors are wholly owned subsidiaries of the Company. The Company may redeem the Notes, in whole or in part, at any time on or after July 1, 2006 at prices ranging from 105.375% at July 1, 2006 and declining to 100% after July 1, 2009, plus in each case accrued and unpaid interest. In addition, prior to July 1, 2004, the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a price equal to 110.75% plus accrued and unpaid interest, out of the proceeds of one or more public equity offerings. Upon the occurrence of a change in control (as defined in the Note indenture), holders of the Notes can require the Company to repurchase the Notes and the Company will be required to make an offer to purchase the Notes at a price of 101%, plus accrued and unpaid interest. The Company was in compliance with all applicable covenants during all periods presented. The Notes indenture contains limitations on incurrence of additional indebtedness, and restricted payments, including a restriction on the payment of dividends to NextMedia Group, Inc. unless certain financial conditions are met, as well as other restrictive covenants. Interest is payable on the Notes on January 1 and July 1 of each year.

Future maturities of long-term debt at December 31, 2004 are as follows:

2005	$—
2006	—
2007	—
2008	—
2009	34,500
Thereafter	200,000

$234,500

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

The Company became a party to an interest rate swap (the “Swap”) with an aggregate notional amount of $100,000 in March 2005. The Swap becomes effective June 30, 2006 and expires on December 31, 2009. Pursuant to the swap, the Company will pay a fixed rate of interest on the notional amount and receive a floating rate of interest on the notional amount.

9. Commitments and Contingencies

Leases

The Company leases office, studio, tower space and space to display advertising structures under various non-cancelable operating leases expiring through 2018. Rent expense for the years ended December 31, 2002, 2003 and 2004 was approximately $9,104, $10,296 and $9,780, respectively. Contingent rentals are included in certain leases for advertising space and are determined based on a percentage of net revenue. Future minimum lease commitments are as follows:

Year ended December 31:
2005	$4,823
2006	4,221
2007	3,366
2008	2,980
Thereafter	17,036

$32,426

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

Additional Class B ownership units of NextMedia Investors, LLC were granted to certain members of management in 2001, providing for an additional 0.9% interest, with like vesting provisions. Non-cash compensation expense of $315 in aggregate is recorded ratably over the vesting period of four years as the fair value at the date of grant exceeded the grant price.

Legal

In January 2003, the Company withheld approximately $1,500 from PNE Media (which represented a net working capital payment otherwise payable to PNE Media) as an offset to indemnification claims in accordance with the contribution and purchase and sale agreement related to the Company’s 2001 acquisition of certain outdoor advertising assets of PNE Media. In May 2003, PNE Media filed a demand for arbitration for misrepresentations or omissions in connection with its July 2001 investment in NextMedia Investors, LLC, the Company’s ultimate parent. PNE Media sought the withheld amount, together with additional unspecified damages. A panel of three arbitrators heard the dispute during a week-long evidentiary hearing in January 2004. In March 2004, the arbitration panel delivered an award that was favorable to the Company and, after certain set-offs, resulted in a net recovery of approximately $3,300 and a gain of approximately $2,100, net of legal expenses, which is included in other income, net. The arbitration award has been fully implemented.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

Acquisitions

The Company has certain contingencies related to the asset exchange completed in June 2004 as more fully explained in Note 3.

Guarantees

The Company has no indirect or direct guarantees of indebtedness of others.

10. Income Taxes

The Company has not provided any current United States federal or state income tax provision or benefit as it has experienced operating losses since its inception. The Company has provided a valuation allowance on the net deferred tax asset exclusive of the deferred tax liability for indefinite-lived intangibles as discussed below.

The Company adopted SFAS 142 on January 1, 2002. SFAS 142 does not change the requirements of SFAS 109, for recognition of deferred taxes related to indefinite-lived intangibles and tax-deductible goodwill. As a result of adopting SFAS 142, a deferred tax benefit for the difference between book and tax amortization on the Company’s indefinite-lived intangibles and goodwill will no longer be recognized as these assets are no longer amortized for book purposes. As the majority of the Company’s deferred tax liability recorded on the balance sheet relates to the difference between book and tax basis of indefinite-lived assets and goodwill, the deferred tax liability will not reverse over time unless impairment charges are recognized on indefinite-lived assets or goodwill, or the indefinite-lived assets or assets supporting the goodwill are sold.

In connection with the suspension of amortization of indefinite-lived assets and goodwill for accounting purposes, the Company expected that its deferred tax liabilities would not reverse within its net operating loss carry-forward period. Accordingly, on January 1, 2002, it recorded a one time non-cash charge of $11,600 to deferred tax expense to establish an additional valuation allowance against deferred tax assets. The Company records additional deferred tax expense throughout each year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of goodwill and indefinite-lived assets that is deductible for tax purposes, but is no longer amortized in the financial statements.

As a result of the $42,956 impairment loss on goodwill and advertising permits in 2002, as discussed in Note 6, a significant portion of the Company’s deferred tax liability, resulting from the difference between book and tax amortization of goodwill and advertising permits, was reversed. Consequently, we recorded a deferred tax benefit of $15,341 during the fourth quarter offsetting previously recognized expense of $19,652.

As a result of the $31,624 impairment loss on goodwill, FCC licenses and advertising permits in 2004, as discussed in Note 6, a portion of the Company’s deferred tax liability, resulting from the difference between book and tax amortization of FCC licenses and advertising permits was reversed. Consequently, we recorded a deferred tax benefit of $5,360 related to the impairment loss, which is offset by deferred tax expense related to current period amortization which is deductible for tax purposes. The recorded deferred tax benefit related to the impairment was limited to the extent the tax basis in any category of indefinite-lived intangible assets including goodwill exceeded the respective book basis.

As of December 31, 2004 the Company has net operating loss carryforwards of approximately $100,500 related to United States federal and state jurisdictions. The federal net operating loss begins to expire at various times beginning in 2021.

The provision for income taxes consists of the following:

	Year ended December 31,
	2002	2003	2004
Current:
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred
Federal	3,846	9,337	(1,286)
State	465	1,127	(154)

Total deferred	4,311	10,464	(1,440)

Provision for income taxes	$4,311	$10,464	$(1,440)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2002	2003	2004
Deferred tax assets:
Net operating loss carryforward	$28,075	$27,997	$39,379
Goodwill and non-compete agreements	—	—	7,552
Accrued liabilities	925	794	340
Other	1,664	563	1,015

Total deferred tax assets	30,664	29,354	48,286

Deferred tax liabilities:
Property, equipment and intangibles	(20,955)	(30,409)	(30,876)
Other	(1,093)	(680)	(836)

Total deferred tax liabilities	(22,047)	(31,089)	(31,712)

Net deferred tax assets (liabilities)	8,617	(1,735)	16,574
Valuation allowance	(25,013)	(25,123)	(45,164)

Net deferred tax liabilities	$(16,396)	$(26,858)	$(28,590)

The Company has provided a valuation allowance against the net deferred tax asset, excluding the deferred tax liability for amortization of indefinite-lived intangibles, because the Company believes the realization of those tax benefits is not more likely than not. Due to the adoption of SFAS 142, the Company has determined that the deferred tax liability related to amortization of indefinite-lived intangibles meets the indefinite reversal criteria of SFAS 109, and therefore, the determination of the generation of future taxable income related to the reversal of the deferred tax liability must be considered separately. The net change in the valuation allowance in 2002 was $20,434 which differs from the amount shown in the effective rate reconciliation by $1,362 due to the valuation allowance allocable to discontinued operations. The change in the valuation allowance affecting the rate reconciliation does not equal the total change in the valuation allowance of $110 in 2003 due to changes in the valuation allowance resulting from purchase accounting.

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as follows for the year ended:

	Year ended December 31,
	2002	2003	2004
US federal income tax expense (benefit) at statutory rate	$(15,984)	$6,990	$(11,990)
State income taxes	(1,619)	849	(1,439)
Change in valuation allowance	19,072	2,582	20,041
Net benefit of impairments / swaps	—	—	(8,052)
Other permanent items, principally non-deductible goodwill	2,842	43	—

Provision (benefit) for income taxes	$4,311	$10,464	$(1,440)

11. Segment Data

Based on information provided to the Chief Operating Decision Maker, principally the Executive Chairman of the Board of Directors and Chief Executive Officer and President, the Company determined that two reportable operating segments—radio broadcasting and outdoor advertising—best reflect how the Company is currently managed.

The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements. At December 31, 2004, the radio broadcasting segment included 66 radio stations owned or operated by the Company. All of these stations operate in domestic markets. The radio broadcasting segment also operates various radio networks.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues. At December 31, 2004, the outdoor advertising segment owned or operated over 5,100 outdoor billboard displays and, indoor advertising display faces in more than 2,400 retail locations across the United States. All of these displays are located in domestic markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. There are no intersegment sales or transfers.

There are no customers that comprise greater than 10% of the consolidated revenues of the Company for the years presented.

	Year ended December 31,
	2002	2003	2004
Net revenue:
Radio Broadcasting	$64,064	$72,876	$78,894
Outdoor Advertising	27,266	34,083	36,280

Consolidated	91,330	106,959	115,174

Market level expenses, exclusive of depreciation and amortization shown separately below:
Radio Broadcasting	40,065	44,432	47,482
Outdoor Advertising	19,265	22,100	23,820

Consolidated	59,330	66,532	71,302

Depreciation and amortization:
Radio Broadcasting	3,523	5,974	5,009
Outdoor Advertising	2,000	4,317	9,824

Consolidated	5,523	10,291	14,833

Other segment costs:
Local marketing agreement fees - Radio Broadcasting	—	42	708
Impairment loss-Radio Broadcasting	—	—	10,085
Impairment loss-Outdoor Advertising	42,956	—	21,539

Segment operating income (loss):
Radio Broadcasting	20,476	22,428	15,610
Outdoor Advertising	(36,955)	7,666	(18,903)

	(16,479)	30,094	(3,293)

Corporate expenses	8,116	8,518	8,452

Operating income (loss)	(24,595)	21,576	(11,745)
Interest expense, net	22,444	22,369	24,460
Loss on extinguishment of debt	—	—	1,541
Other (income), net	(1,370)	(20,764)	(3,490)

Income (loss) from continuing operations before taxes	$(45,669)	$19,971	$(34,256)

Total identifiable assets:
Radio Broadcasting	$323,543	$357,810	$400,566
Outdoor Advertising	168,437	185,567	165,294

Consolidated	$491,980	$543,377	$565,860

Goodwill, net:
Radio Broadcasting	$—	$26,628	$32,317
Outdoor Advertising	34,922	36,962	12,740

Consolidated	34,922	$63,590	$45,057

Additions to long lived assets:
Radio Broadcasting	$2,088	$68,967	$50,109
Outdoor Advertising	54,887	17,930	93,799

Consolidated	$56,975	$86,897	$143,908

12. Fair Value of Financial Instruments

The carrying value of receivables, payables and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of long-term debt is estimated at $221,000 at December 31, 2004 based on current market rates.

13. Quarterly Results of Operations (Unaudited)

The following summarizes certain quarterly results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total year
2004
Net revenue	$24,391	$29,215	$31,036	$30,532	$115,174
Income (loss) from operations	2,572	5,481	(10,620)	(9,178)	(11,745)
Net income (loss) as originally reported	1,026	(5,372)	(13,314)	(15,156)	(32,816)
Adjustment for income taxes (1)	712	(4,170)	6,185	(2,727)	—
Net income (loss) as restated	314	(1,202)	(19,499)	(12,429)	(32,816)

2003
Net revenue	$23,556	$27,695	$27,783	$27,925	106,959
Income (loss) from operations	3,933	5,956	5,904	5,783	21,576
Net income (loss)	(5,160)	(2,985)	16,510	1,143	9,508

(1)	Net income (loss) for each of the quarters in fiscal 2004 has been adjusted and restated to reflect the tax benefits from the swap of assets described in Note 3 and the tax benefits associated with the impairments recorded in 2004. The company does recognize tax benefits when an impairment of intangible assets is recorded, however, only to the extent that deferred tax liabilities exist for that financial statement intangible asset category.

14. Supplemental Guarantor Information

The Company’s senior subordinated notes are guaranteed on a senior subordinated basis, jointly and severally, by all of the Company’s subsidiaries (the “Guarantor Subsidiaries”). The Company has collateralized the Revolving Credit Facility by granting a first priority-perfected pledge of its assets including, without limitation, the capital stock of the Company and its subsidiaries.

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

December 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$1,138	$(431)	$—	$707
Accounts receivable, net	11,181	5,271	—	16,452
Prepaid and other current assets	1,665	1,544	—	3,209

Total current assets	13,984	6,384	—	20,368
Property and equipment, net	25,924	32,092	—	58,016
Intangibles, net	30,569	422,177	—	452,746
Other assets	6,632	807	4,808	12,247
Investment in subsidiaries	447,196	—	(447,196)	—

Total assets	$524,305	$461,460	$(442,388)	$543,377

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$15,518	$1,198	$4,808	$21,524

Total current liabilities	15,518	1,198	4,808	21,524
Long-term debt	199,634	—	—	199,634
Other long-term liabilities	15,098	13,066	—	28,164

Total liabilities	230,250	14,264	4,808	249,322
Stockholder’s equity	294,055	447,196	(447,196)	294,055

Total liabilities and stockholder’s equity	$524,305	$461,460	$(442,388)	$543,377

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

December 31, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$13,006	$(746)	$—	$12,260
Accounts receivable, net	11,984	4,303	—	16,287
Prepaid and other current assets	497	2,696	—	3,193

Total current assets	25,487	6,253	—	31,740
Property and equipment, net	27,860	59,714	—	87,574
Intangibles, net	38,360	399,620	—	437,980
Other assets	8,482	12,168	(12,084)	8,566
Investment in subsidiaries	455,423	—	(455,423)	—

Total assets	$555,612	$477,755	$(467,507)	$565,860

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$25,842	$6,518	$(12,084)	$20,276

Total current liabilities	25,842	6,518	(12,084)	20,276
Long-term debt	232,449	—	—	232,449
Other long-term liabilities	13,636	15,814	—	29,450

Total liabilities	271,927	22,332	(12,084)	282,175
Minority interest	24,500	—	—	24,500
Stockholder’s equity	259,185	455,423	(455,423)	259,185

Total liabilities and stockholder’s equity	$555,612	$477,755	$(467,507)	$565,860

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Year Ended December 31, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$64,064	$27,266	$—	$91,330
Market level expenses, exclusive of depreciation and amortization shown separately below	40,065	19,265	—	59,330
Corporate expenses	5,609	2,507	—	8,116
Depreciation and amortization	3,523	2,000	—	5,523
Impairment loss	—	42,956	—	42,956

Operating income (loss)	14,867	(39,462)	—	(24,595)
Interest expense, net	22,447	(3)	—	22,444
Other (income), net	(1,267)	(103)	—	(1,370)
Equity in loss of subsidiaries	42,628	—	(42,628)	—

Income (loss) before provision for income taxes	(48,941)	(39,356)	42,628	(45,669)
Provision for deferred income taxes	4,311	—		4,311
Net income (loss) from continuing operations	(53,252)	(39,356)	42,628	(49,980)
Loss on discontinued operations	203	3,272	—	3,475

Net income (loss)	$(53,455)	$(42,628)	$42,628	$(53,455)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Year Ended December 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$72,876	$34,083	$—	$106,959
Market level expenses, exclusive of depreciation and amortization shown separately below	44,432	22,100	—	66,532
Corporate expenses	6,197	2,321	—	8,518
Depreciation and amortization	5,974	4,317	—	10,291
Local marketing agreement fees	42	—	—	42

Operating income (loss)	16,231	5,345	—	21,576
Interest expense, net	22,369	—	—	22,369
Other (income), net	(20,762)	(2)	—	(20,764)
Equity in loss of subsidiaries	(5,347)	—	5,347	—

Income (loss) before provision for income taxes	19,971	5,347	(5,347)	19,971
Provision for deferred income taxes	10,464	—	—	10,464

Net income (loss) from continuing operations	9,507	5,347	(5,347)	9,507
Income on discontinued operations	(1)	—	—	(1)

Net income (loss)	$9,508	$5,347	$(5,347)	$9,508

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Year Ended December 31, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$78,894	$36,282	$(2)	$115,174
Market level expenses, exclusive of depreciation and amortization shown separately below	47,482	23,822	(2)	71,302
Corporate expenses	5,556	2,896	—	8,452
Depreciation and amortization	5,009	9,824	—	14,833
Impairment loss	—	31,624	—	31,624
Local marketing agreement fees	708	—	—	708

Operating income (loss)	20,139	(31,884)	—	(11,745)
Interest expense, net	24,460	—	—	24,460
Loss on extinguishment of debt	1,541	—	—	1,541
Other (income), net	701	(4,191)	—	(3,490)
Equity in loss of subsidiaries	27,693	—	(27,693)	—

Income (loss) before provision for income taxes	(34,256)	(27,693)	27,693	(34,256)
Provision for deferred income taxes	(1,440)	—	—	(1,440)

Net income (loss)	$(32,816)	$(27,693)	$27,693	$(32,816)

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Year Ended December 31, 2002

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operations	$(4,420)	$4,118	$—	$(302)
Cash Flows From Investing Activities
Purchase of equipment	(2,088)	(4,353)	—	(6,441)
Payments for acquisitions, net of cash acquired	(38,449)	—	—	(38,449)
Proceeds from sale of properties	1,581	—	—	1,581

Net cash used in investing activities	(38,956)	(4,353)	—	(43,309)

Cash Flows From Financing Activities
Capital contributions from Parent	28,113	—	—	28,113
Payments of financing related costs	(711)	—	—	(711)
Other	(119)	273	—	154

Net cash provided by financing activities	27,283	273	—	27,556

Net decrease in cash	(16,093)	38		(16,055)
Cash at beginning of period	31,044	(543)	—	30,501

Cash at end of period	$14,951	$(505)	$—	$14,446

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Year Ended December 31, 2003

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operations	$3,844	$3,103	$—	$6,947
Cash Flows From Investing Activities
Purchase of equipment	(2,013)	(3,029)	—	(5,042)
Payments for acquisitions, net of cash acquired	(81,250)	—	—	(81,250)
Proceeds from sale of properties	36,908	—	—	36,908

Net cash used in investing activities	(46,355)	(3,029)	—	(49,384)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	44,000	—	—	44,000
Repayment of revolving credit facilities	(42,000)	—	—	(42,000)
Capital contributions from Parent	27,100	—	—	27,100
Payments of financing related costs	(90)	—	—	(90)
Other	(312)	—	—	(312)

Net cash provided by financing activities	28,698	—	—	28,698

Net decrease in cash	(13,813)	74	—	(13,739)
Cash at beginning of period	14,951	(505)	—	14,446

Cash at end of period	$1,138	$(431)	$—	$707

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Year Ended December 31, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operations	$1,423	$6,405	$—	$7,828

Cash Flows From Investing Activities
Purchase of equipment	(4,283)	(2,214)	—	(6,497)
Payments for acquisitions, net of cash acquired	(19,320)	(4,506)	—	(23,826)
Proceeds from sale of properties	421	—	—	421
Proceeds from termination of interest rate swaps	1,600	—	—	1,600

Net cash used in investing activities	(21,582)	(6,720)	—	(28,302)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	50,500	—	—	50,500
Repayment of revolving credit facilities	(18,000)	—	—	(18,000)
Payments of financing related costs	(427)	—	—	(427)
Other	(46)	—	—	(46)

Net cash provided by financing activities	32,027	—	—	32,027

Net increase in cash	11,868	(315)	—	11,553
Cash at beginning of period	1,138	(431)	—	707

Cash at end of period	$13,006	$(746)	$—	$12,260

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTMEDIA OPERATING, INC.
(Registrant)

By:	/s/ STEVEN DINETZ
Steven Dinetz,
President and Chief Executive Officer

Date:	March 31, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ CARL E. HIRSCH Carl E. Hirsch	Executive Chairman of the Board	March 31, 2005

/S/ STEVEN DINETZ Steven Dinetz	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/S/ SEAN R. STOVER Sean R. Stover	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
3.01*	Certificate of Incorporation of NextMedia Operating, Inc.

3.02*	Certificate of Amendment to the Certificate of Incorporation of NextMedia Operating, Inc.

3.03*	Bylaws of NextMedia Operating, Inc.

4.01*	Indenture dated as of July 5, 2001 between NextMedia Operating, Inc., the Guarantors named therein and U.S. Bank Trust Company, N.A., as trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2011.

4.02*	Form of 10 3/4% Senior Subordinated Note due 2011 (included in Exhibit 4.1).

4.03*	Registration Rights Agreement dated June 28, 2001, among NextMedia Operating, Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Deutsche Banc Alex. Brown Inc., CIBC World Markets Corp. and Thomas Weisel Partners LLC.

4.04***	Supplemental Indenture, dated as of March 13, 2002, to be effective as of July 5, 2001, among Crickett Ltd. and Chesapeake Outdoor Enterprises, Inc., each as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

4.05***	Supplemental Indenture, dated as of August 30, 2002, among NextMedia Northern Colorado, Inc., as Guarantor, NextMedia Operating, Inc., the other Guarantors named therein and U.S. Bank National Association, as trustee.

10.01*	Credit Agreement, dated as of July 31, 2000, by and among NextMedia Group, Inc., NextMedia Operating, Inc., a guarantor thereunder, the lenders party thereto and Bankers Trust Company as Administrative Agent.

10.02*	First Amendment to the Credit Agreement, dated as of December 13, 2000, among NextMedia Group, Inc., NextMedia Operating, Inc., NextMedia Group II, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.03*	Second Amendment to the Credit Agreement, dated as of May 14, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.04*	Third Amendment and Consent to the Credit Agreement, dated as of June 22, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.05*	Fourth Amendment to the Credit Agreement, dated as of December 20, 2001, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Bankers Trust Company, as administrative agent.

10.06***	Fifth Amendment to the Credit Agreement, dated as of June 25, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.07**	Sixth Amendment to the Credit Agreement, dated as of October 15, 2002, among NextMedia Group, Inc., NextMedia Operating, Inc., the lenders from time to time party to the Credit Agreement, and Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as administrative agent.

10.08*	Asset Purchase Agreement, dated as of August 16, 1999, among NextMedia Group, LLC and Rambaldo Communications, Inc., Rambaldo AM Communications, Inc. and Rambaldo AM Broadcasting Company.

10.09*	Asset Purchase Agreement, dated as of October 1, 1999, between NextMedia Group, LLC and Empire Broadcasting System LLP.

10.10*	Asset Purchase Agreement, dated as of October 2, 1999, between NextMedia Group, LLC and Styles Broadcasting of Alabama, Inc.

10.11*	Asset Purchase Agreement, dated as of October 21, 1999, between NextMedia Group, LLC and The Jet Broadcasting Co., Inc.

10.12*	Asset Purchase Agreement, dated as of November 18, 1999 among NextMedia Outdoor, L.L.C., Promote It, Inc. d/b/a Gas Station Advertising Network and Jim and Lori Baxter.

Exhibit Number	Description
10.13*	Asset Purchase Agreement, dated as of November 20, 1999, between NextMedia Group, LLC and Wilmington WJBR-FM, L.L.C.

10.14*	Asset Purchase Agreement, dated as of December 6, 1999, between NextMedia Group, LLC and Salt Broadcasting LLC.

10.15*	Asset Purchase Agreement, dated as of February 11, 2000, among NextMedia Group, LLC and Pinnacle Broadcasting Company, Inc., WSOY Decatur, Inc., Pinnacle Southeast, Inc., Pinnacle Myrtle Corp., Atlantic Towers, Inc., El Paso and Lubbock, Inc., WFXC & WDUR, Inc., and Pinnacle S.C., Inc.

10.16*	Asset Purchase Agreement, dated as of February 16, 2000 between NextMedia Group, LLC and Hirsch Broadcasting Group, LP.

10.17*	Asset Purchase Agreement, dated as of February 22, 2000, among NextMedia Group, LLC and Lake Broadcasting, Inc. and Red River Radio, Inc.

10.18*	Asset Purchase Agreement, dated as of May 11, 2000, between NextMedia Group, Inc. and AJ Indoor Advertising, Inc.

10.19*	Asset Purchase Agreement, dated as of June 15, 2000, between NextMedia Group, Inc. and Beaverkettle Company.

10.20*	Asset Purchase Agreement, dated as of June 30, 2000, between NextMedia Operating, Inc. and Belvidere Broadcasting, L.P.

10.21*	Asset Purchase Agreement, dated as of June 30, 2000, between NextMedia Operating, Inc. and Pride Communications, LLC.

10.22*	Asset Exchange Agreement, dated as of August 31, 2000, among NextMedia Operating, Inc. and Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and the Myrtle Beach Stations Trust.

10.23*	Asset Purchase Agreement, dated as of August 31, 2000, between Myrtle Beach Stations Trust and Fidelity Broadcasting Corporation.

10.24*	KLAK-FM Option Agreement, dated as of October 10, 2000, among First Broadcasting Company, L.P., NextMedia Licensing, Inc. and NextMedia Operating, Inc.

10.25*	Asset Purchase Agreement, dated as of December 28, 2000, among NextMedia Group II, Inc., NextMedia Licensing, Inc., Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc.

10.26*	Asset Purchase Agreement, dated as of January 1, 2001, among NextMedia Operating, Inc. and NextMedia Licensing, Inc. and Radioworks, Inc., WFVR, Inc. and WKKD, Inc.

10.27*	Asset Purchase Agreement, dated as of January 31, 2001, among NextMedia Outdoor, Inc. and CityVision, LLC, CityVision Connecticut, LLC and CityVision Massachusetts, LLC.

10.28*	Asset Purchase Agreement, dated as of January 31, 2001, between NextMedia Operating, Inc. and Fairview Radio, Inc.

10.29*	Amendment No. 1 to the Asset Exchange Agreement, dated April 30, 2001, among NextMedia Operating, Inc. and Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and the Myrtle Beach Stations Trust.

10.30*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Great Advertising, LLC.

10.31*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Great Outdoor, Inc.

10.32*	Asset Purchase Agreement, dated as of June 13, 2001, between NextMedia Outdoor, Inc. and Media Displays, Inc.

10.33*	Contribution and Purchase and Sale Agreement, dated as of June 13, 2001, among NextMedia Investors, LLC, NextMedia Outdoor, Inc. and PNE Media, LLC.

10.34*	Amendment No. 2 to Asset Purchase Agreement, dated as of August 7, 2001, among NextMedia Outdoor, Inc. and CityVision, LLC, CityVision Mid-America, LLC, CityVision Connecticut, LLC and CityVision Massachusetts, LLC.

10.35*	Asset Purchase Agreement, dated as of October 16, 2001, among Capital Advertising, Inc., Capital Media II, Inc., and Capital Outdoor, Inc. and NextMedia.

10.36*	Asset Purchase Agreement, dated as of October 26, 2001 between Sailing Billboards Outdoor Media, LLC and NextMedia Outdoor, Inc.

10.37*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Carl E. Hirsch.

10.38*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Steven Dinetz.

Exhibit Number	Description
10.39*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Sean Stover.

10.40*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Samuel Weller.

10.41*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Jeffrey Dinetz.

10.43*	Employment Agreement, dated as of March 6, 2000, between NextMedia Group, Inc. and Schuyler Hansen.

10.44*	Employment Agreement, dated as of March 6, 2000, between NextMedia Outdoor, Inc., NextMedia Group, Inc. and James Matalone.

10.45*	Employment Agreement, dated as of March 6, 2000, between NextMedia Outdoor, Inc., NextMedia Group, Inc. and Scot McArtor.

10.46***	Purchase Agreement, dated as of October 30, 2002, by and among Wilks Broadcasting, LLC, Wilks License Co. LLC, NextMedia Operating, Inc. and NM Licensing LLC.

10.47+	Amended and Restated Credit Agreement, dated as of April 9, 2004, among NextMedia Operating, Inc., the other credit parties signatory thereto, the lenders signatory thereto, General Electric Capital Corporation, as agent, and GECC Capital Markets Group, Inc., as lead arranger.

10.48+	First Amendment to the Amended and Restated Credit Agreement, dated February 25, 2005, among NextMedia Operating, Inc., the other credit parties signatory thereto, the lenders signatory thereto and General Electric Capital Corporation, as agent.

21.1+	List of subsidiaries of NextMedia Operating, Inc.

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Incorporated herein by reference to our Registration Statement on Form S-4/A, dated April 8, 2002.
**	Incorporated herein by reference to our quarterly report on Form 10-Q, dated November 14, 2002.
***	Incorporated herein by reference to our annual report on Form 10-K, dated March 27, 2003.