Form 10-Q
period 2005-03-31
NEXTMEDIA OPERATING INC
filed 2005-05-11
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The total number of shares of common stock, par value $.01 per share, outstanding as of May 10, 2005 was 3,000. The Registrant has no other class of common stock outstanding.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2004	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$12,260	$1,771
Accounts receivable, net of allowance for doubtful accounts of $1,335 and $1,217, respectively	16,287	14,931
Prepaid expenses and other current assets	3,193	3,606

Total current assets	31,740	20,308
Property and equipment, net	87,574	86,060
Definite-lived intangibles, net	23,879	22,269
Indefinite-lived intangibles, net	369,044	369,525
Goodwill, net	45,057	45,225
Other assets	8,566	8,783

Total assets	$565,860	$552,170

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,725	$1,355
Accrued expenses	16,472	11,146
Deferred revenue	917	867
Other	1,162	1,109

Total current liabilities	20,276	14,477
Long-term debt	232,449	254,028
Deferred tax liability	28,590	31,072
Other long-term liabilities	860	920

Total liabilities	282,175	300,497

Commitments and contingencies (Note 8)
Minority interest – variable interest entities (Note 3)	24,500	—
Stockholder’s equity:
Common stock, par value $0.01 per share, 3,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	350,561	350,280
Accumulated deficit	(91,377)	(98,607)

Total stockholder’s equity	259,185	251,673

Total liabilities and stockholder’s equity	$565,860	$552,170

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2004	2005
Net revenue	$24,391	$25,833

Market level expenses, exclusive of depreciation and amortization shown separately below	16,473	17,096
Corporate expenses	1,929	2,618
Depreciation and amortization	3,387	3,794
Local marketing agreement fees	30	128

Total operating expenses	21,819	23,636

Operating income	2,572	2,197
Other (income) expense:
Interest expense, net	6,063	6,430
Other (income) expense	(3,822)	516

Income (loss) before income taxes	331	(4,749)
Provision for income taxes	17	2,483

Net income (loss)	$314	$(7,232)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2004	2005
Cash Flows From Operating Activities
Net income (loss)	$314	$(7,232)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,387	3,794
Non-cash interest expense	328	325
Provision for bad debt expense	215	219
Non-cash compensation expense	20	20
Loss on interest rate swap	135	138
Provision for deferred income taxes	17	2,483
(Gain)/loss on asset dispositions	(4,938)	194
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,268	1,138
Prepaid expenses and other assets	802	(348)
Accounts payable and accrued expenses	(6,389)	(5,846)
Deferred revenue	368	(50)
Other current liabilities	1	(53)

Net cash used in operating activities	(3,472)	(5,218)

Cash Flows From Investing Activities
Purchase of property and equipment	(2,064)	(1,076)
Payments for acquisitions, net of cash acquired	(16,526)	(24,666)
Proceeds from sale of assets	217	30
Proceeds from termination of interest rate swaps	1,600	—

Net cash used in investing activities	(16,773)	(25,712)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	25,000	23,000
Repayment of revolving credit facilities	(4,000)	(1,500)
Distribution to Parent	—	(300)
Payments of financing related costs	(143)	(750)
Other	(328)	(9)

Net cash provided by financing activities	20,529	20,441

Increase (decrease) in cash and cash equivalents	284	(10,489)
Cash and cash equivalents at beginning of period	707	12,260

Cash and cash equivalents at end of period	$991	1,771

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$11,073	11,249

Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

(Dollars in thousands)

(Unaudited)

1. Interim Financial Data and Significant Accounting Policies

The accompanying consolidated unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Management believes that the Company has made all adjustments necessary for a fair presentation of results of the interim periods and that these adjustments were of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The interim results of operations and cash flows are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005, due to seasonality and other factors. You should read the consolidated financial statements in conjunction with the consolidated financial statements of NextMedia Operating, Inc. and the notes thereto included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2005. In this quarterly report on Form 10-Q, references to “the Company,” “we,” “our” and “us” refer to NextMedia Operating, Inc. and its subsidiaries, and the term “NextMedia” refers only to NextMedia Operating, Inc.

2. Recent Accounting Pronouncements

The SEC staff issued Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”), at the September 2004 meeting of the Emerging Issues Task Force (“EITF”). D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, shall perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The adoption of Staff Announcement No. D-108 did not have a material impact on the Company’s financial position or results of operation.

3. Acquisitions and Dispositions

Part of the Company’s operating strategy is to expand through prudent acquisition of broadcasting, outdoor and indoor advertising properties. In seeking acquisition opportunities, the Company generally seeks: (i) assets in markets with a demographic propensity for growth (i.e., population growth above average, above average growth in retail sales, etc.), (ii) markets where the Company believes it can assemble a group of assets generating over $1,000 in annual cash flow from operations, and (iii) assets in markets where the Company believes it can become a leader in terms of ratings, revenue share, or number of advertising faces. Each of the Company’s acquisitions meets at least one of these criteria.

In 2004, simultaneous with entering into purchase agreements to acquire five radio stations in Wilmington, North Carolina for a total of $24,500, the Company entered into local marketing agreements, or LMAs, with respect to those stations and determined that it is the primary beneficiary with respect to certain assets of two entities that are small, closely held organizations engaged in radio broadcasting activities. As a result, the Company consolidated the fair value of the assets to be acquired at December 31, 2004 in the accompanying financial statements pursuant to FIN-46R Consolidation of Variable Interest Entities. The effect of this consolidation at December 31, 2004 was the inclusion of $995 of property and equipment, $19,620 of indefinite-lived intangible assets and $3,885 of goodwill, with a corresponding inclusion of $24,500 in minority interest, representing the deferred purchase price of $24,500 under the fixed price purchase agreements. As a result of the LMAs, the Company’s financial statements include the broadcast revenues and operating expenses of the stations to be acquired since the date on which the Company entered into the LMAs.

In February 2005, the acquisition of these five radio stations was closed at purchase price of $24,500 with cash funded through the Company’s senior secured revolving credit facility (the “Revolving Credit Facility”), eliminating the $24,500 of minority interest. The final purchase allocation is consistent with the FIN-46R consolidation at December 31, 2004.

The following unaudited pro forma income statement information has been prepared as if the acquisitions made during the year ended December 31, 2004 and the three months ended March 31, 2005 had occurred on January 1, 2004. The pro

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

(Dollars in thousands)

(Unaudited)

forma income statement information is not necessarily indicative of the results that actually would have been achieved if these acquisitions had been consummated on January 1, 2004.

	Three months ended March 31,
	2004	2005
Net revenues	$25,226	$25,833
Total expenses	25,165	33,080

Net (loss) income	$61	$(7,247)

4. Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31, 2004	As of March 31, 2005
Land and improvements	—	$7,102	$7,116
Buildings and improvements	20	10,811	11,294
Leasehold improvements	10	1,732	1,745
Broadcast equipment	5 – 20	9,874	10,062
Office equipment	7	2,019	2,133
Computer software and systems	3 – 5	2,413	2,601
Tower and antennae	5 – 20	6,586	6,511
Vehicles	3	2,403	2,478
Furniture and fixtures	7	1,484	1,572
Advertising displays	3 – 15	62,899	62,962
Construction in progress	—	1,148	554

		108,471	109,028
Less accumulated depreciation		(20,897)	(22,968)

		$87,574	$86,060

5. Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life	As of December 31, 2004	As of March 31, 2005
Gross:
FCC licenses	—	$309,134	$309,614
Goodwill	—	45,057	45,225
Advertising permits		67,310	67,310
Easements		1,358	1,359
Definite-lived intangibles, primarily customer base and non-compete agreements	1 - 15	36,117	36,117

		$458,976	$459,625

Less, accumulated amortization:
FCC licenses	—	$(8,758)	$(8,758)
Goodwill	—	—	—
Advertising permits		—	—
Easements		—	—
Definite-lived intangibles, primarily customer base and non-compete agreements		(12,238)	(13,848)

		$(20,996)	$(22,606)

Net:
FCC licenses		$300,376	$300,856
Goodwill		45,057	45,225
Advertising permits		67,310	67,310
Easements		1,358	1,359
Definite-lived intangibles, primarily customer base and non-compete agreements		23,879	22,269

		$437,980	$437,019

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

(Dollars in thousands)

(Unaudited)

The aggregate change in goodwill, advertising permits and FCC licenses in the period from December 31, 2004 to March 31, 2005 resulted entirely from the Company’s acquisition of radio assets. There were no impairment losses recognized during the period and no reporting units were disposed of.

Definite-lived Intangibles

The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142. These assets consist primarily of customer relationships and non-compete agreements which are amortized over their lives.

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2005 was approximately $1,610. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of December 31, 2004:

2005	$6,794
2006	4,335
2007	2,939
2008	2,095
2009	1,561

6. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2004	As of March 31, 2005
Accrued compensation and bonuses	$1,346	$1,016
Accrued commissions	828	748
Accrued interest	10,866	5,717
Accrued property taxes	609	713
Accrued rents	605	604
Unfavorable leases	214	261
Accrued franchise taxes	170	99
Accrued legal and professional	383	490
Accrued insurance costs	214	340
Accrued music license fees	120	148
Other	1,117	1,010

	$16,472	$11,146

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

(Dollars in thousands)

(Unaudited)

7. Long-Term Debt

Long-term debt consists of the following:

	As of December 31, 2004	As of March 31, 2005
Revolving Credit Facility	$34,500	$56,000
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,051)	(1,972)

Total long-term debt	$232,449	$254,028

The Company’s Revolving Credit Facility contains customary restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the Revolving Credit Facility, the Company must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of March 31, 2005, the Company was in compliance with all of these covenants. After taking into account these restrictive covenants, as of March 31, 2005, the Company had approximately $18,936 of borrowing capacity under its Revolving Credit Facility.

The Company’s 10.75% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”) require the Company to make semi-annual interest payments of approximately $10,750 on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. As of March 31, 2005, the Company was in compliance with these covenants.

8. Commitments and Contingencies

From time to time, the Company is subject to routine litigation incident to its business. Management does not expect these matters to have a material adverse effect upon the Company’s liquidity, results of operations or financial position.

The Company has no direct or indirect guarantees of indebtedness of others.

9. Segment Data

Based on information provided to the Chief Operating Decision Maker, principally the Executive Chairman of the Board of Directors and Chief Executive Officer and President, the Company has determined that two reportable operating segments—radio broadcasting and outdoor advertising—best reflect the Company’s current management and operations.

The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements. At March 31, 2005, the radio broadcasting segment included 66 radio stations owned and operated by the Company. All of these stations operate in domestic markets. The radio broadcasting segment also operates various radio networks.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues. At March 31, 2005, the outdoor advertising segment owned or operated over 5,100 outdoor displays and indoor advertising display faces in more than 2,400 retail locations across the United States. All of these displays are located in domestic markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s audited consolidated financial statements contained in the Company’s annual report on

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

(Dollars in thousands)

(Unaudited)

Form 10-K as filed with the SEC on March 31, 2005. There are no intersegment sales or transfers. There are no customers that comprise greater than 10% of the consolidated revenues of the Company for the periods presented.

	Three months ended March 31,
	2004	2005
Net revenue:
Radio Broadcasting	$16,401	$17,635
Outdoor Advertising	7,990	8,198

Consolidated	24,391	25,833

Market level expenses, exclusive of depreciation and amortization shown separately below:
Radio Broadcasting	10,826	11,766
Outdoor Advertising	5,647	5,330

Consolidated	16,473	17,096

Depreciation and amortization:
Radio Broadcasting	1,191	1,401
Outdoor Advertising	2,196	2,393

Consolidated	3,387	3,794

Other segment costs:
Local marketing agreement fees-radio broadcasting	30	128

Segment profit:
Radio Broadcasting	4,354	4,340
Outdoor Advertising	147	475

	4,501	4,815
Corporate expenses	1,929	2,618

Operating income (loss)	2,572	2,197
Interest expense, net	6,063	6,430
Other (income) expense	(3,822)	516

Income (loss) from continuing operations before income taxes	$331	$(4,749)

Additions to long lived assets
Radio Broadcasting	$16,077	$1,814
Outdoor Advertising	47,086	257

Consolidated	$63,163	$2,071

	As of December 31, 2004	As of March 31, 2005
Total identifiable assets:
Radio Broadcasting	$400,566	$389,290
Outdoor Advertising	165,294	162,880

Consolidated	$565,860	$552,170

Goodwill, net:
Radio Broadcasting	$32,317	$32,485
Outdoor Advertising	12,740	$12,740

Consolidated	$45,057	$45,225

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

(Dollars in thousands)

(Unaudited)

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

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

(Dollars in thousands)

(Unaudited)

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

December 31, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$13,006	$(746)	$—	$12,260
Accounts receivable, net	11,984	4,303	—	16,287
Prepaid and other current assets	497	2,696	—	3,193

Total current assets	25,487	6,253	—	31,740
Property and equipment, net	27,860	59,714	—	87,574
Intangibles, net	38,360	399,620	—	437,980
Other assets	8,482	12,168	(12,084)	8,566
Investment in subsidiaries	455,423	—	(455,423)	—

Total assets	$555,612	$477,755	$(467,507)	$565,860

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$25,842	$6,518	$(12,084)	$20,276

Total current liabilities	25,842	6,518	(12,084)	20,276
Long-term debt	232,449	—	—	232,449
Other long-term liabilities	13,636	15,814	—	29,450

Total liabilities	271,927	22,332	(12,084)	282,175
Minority interest	24,500			24,500
Stockholder’s equity	259,185	455,423	(455,423)	259,185

Total liabilities and stockholder’s equity	$555,612	$477,755	$(467,507)	$565,860

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

(Dollars in thousands)

(Unaudited)

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

March 31, 2005

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$2,542	$(771)	$—	$1,771
Accounts receivable, net	10,853	4,078	—	14,931
Prepaid and other current assets	738	2,868	—	3,606

Total current assets	14,133	6,175	—	20,308
Property and equipment, net	27,500	58,560	—	86,060
Intangibles, net	38,118	398,901	—	437,019
Other	8,682	13,310	(13,209)	8,783
Investment in subsidiaries	455,069	—	(455,069)	—

Total assets	$543,502	$476,946	$(468,278)	$552,170

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$21,552	$6,134	$(13,209)	$14,477

Total current liabilities	21,552	6,134	(13,209)	14,477
Long-term debt	254,028	—	—	254,028
Other long-term liabilities	16,249	15,743	—	31,992

Total liabilities	291,829	21,877	(13,209)	300,497
Stockholder’s equity	251,673	455,069	(455,069)	251,673

Total liabilities and stockholder’s equity	$543,502	$476,946	$(468,278)	$552,170

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

(Dollars in thousands)

(Unaudited)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended March 31, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$16,401	$7,990	$—	$24,391
Market level expenses, exclusive of depreciation and amortization shown separately below	10,826	5,647	—	16,473
Corporate expenses	1,331	598	—	1,929
Depreciation and amortization	1,191	2,196	—	3,387
Local marketing agreement fees	30	—	—	30

Operating income (loss)	3,023	(451)	—	2,572
Interest expense, net	6,063	—	—	6,063
Other (income) expense	197	(4,019)	—	(3,822)
Equity in income (loss) of subsidiaries	(3,568)	—	3,568	—

Income (loss) before provision for income taxes	331	3,568	(3,568)	331
Provision for income taxes	17	—	—	17

Net income (loss)	$314	$3,568	$(3,568)	$314

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended March 31, 2005

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$17,635	$8,198	$—	$25,833
Market level expenses, exclusive of depreciation and amortization shown separately below	11,766	5,330	—	17,096
Corporate expenses	1,497	1,121	—	2,618
Depreciation and amortization	1,401	2,393	—	3,794
Local marketing agreement fees	128	—	—	128

Operating income (loss)	2,843	(646)	—	2,197
Interest expense, net	6,430	—	—	6,430
Other (income) expense	307	209	—	516
Equity in income (loss) of subsidiaries	855	—	(855)	—

Income (loss) before provision for income taxes	(4,749)	(855)	855	(4,749)
Provision for income taxes	2,483	—	—	2,483

Net income (loss)	$(7,232)	$(855)	$855	$(7,232)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

(Dollars in thousands)

(Unaudited)

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Three Months Ended March 31, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operating activities	$(4,055)	$583	$—	$(3,472)

Cash Flows From Investing Activities
Purchase of equipment	(1,340)	(724)	—	(2,064)
Payments for acquisitions, net of cash acquired	(16,526)	—	—	(16,526)
Proceeds from sale of assets	217	—	—	217
Proceeds from termination of interest rate swaps	1,600	—	—	1,600

Net cash used in investing activities	(16,049)	(724)	—	(16,773)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	25,000	—	—	25,000
Repayment of revolving credit facilities	(4,000)	—	—	(4,000)
Payments of financing related costs	(143)	—	—	(143)
Other	(328)	—	—	(328)

Net cash provided by financing activities	20,529	—	—	20,529

Net increase (decrease) in cash	425	(141)	—	284
Cash at beginning of period	1,137	(430)	—	707

Cash at end of period	$1,562	$(571)	$—	$991

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Three Months Ended March 31, 2005

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net cash provided by (used in) operating activities	$(5,423)	$205	$—	$(5,218)

Cash Flows From Investing Activities
Purchase of equipment	(846)	(230)	—	(1,076)
Payments for acquisitions, net of cash acquired	(24,666)	—	—	(24,666)
Proceeds from sale of assets	30	—	—	30

Net cash used in investing activities	(25,482)	(230)	—	(25,712)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	23,000	—	—	23,000
Repayment of revolving credit facilities	(1,500)	—	—	(1,500)
Distributions to Parent	(300)	—	—	(300)
Payments of financing related costs	(750)	—	—	(750)
Other	(9)	—	—	(9)

Net cash provided by financing activities	20,441	—	—	20,441

Net increase (decrease) in cash	(10,464)	(25)	—	(10,489)
Cash at beginning of period	13,006	(746)	—	12,260

Cash at end of period	$2,542	$(771)	$—	$1,771

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Most of our markets are small, mid-sized or suburban markets, which typically attract a larger percentage of advertising revenues from local, rather than national advertising.

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

	Three months ended March 31,
	2004	%	2005	%
	(dollars in thousands)
Consolidated Operating Data:
Net revenue	$24,391	100.0%	$25,833	100.0%
Market level expenses, exclusive of depreciation and amortization shown separately below	16,473	67.5	17,096	66.2
Corporate expenses	1,929	7.9	2,618	10.1
Depreciation and amortization	3,387	13.9	3,794	14.7
Local marketing agreement fees	30	0.1	128	0.5

Operating income	2,572	10.5	2,197	8.5
Interest expense, net	6,063		6,430
Other (income) expense	(3,822)		516
Provision for income taxes	17		2,483

Net income (loss)	$314		$(7,232)

Radio Broadcasting Operating Data:
Net revenue	$16,401	100.0%	$17,635	100.0%
Market level expenses, exclusive of depreciation and amortization shown separately below	10,826	66.0	11,766	66.7
Depreciation and amortization	1,191	7.3	1,401	7.9
Local marketing agreement fees	30	0.2	128	0.7

Segment operating income	$4,354	26.5	$4,340	24.6

Outdoor Advertising Operating Data:
Net revenue	$7,990	100.0%	$8,198	100.0%
Market level expenses, exclusive of depreciation and amortization shown separately below	5,647	70.7	5,330	65.0
Depreciation and amortization	2,196	27.5	2,393	29.2

Segment operating income	$147	1.8	$475	5.8

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Net Revenue. Consolidated net revenue increased $1.4 million to $25.8 million in 2005 from $24.4 million in 2004. Radio net revenue increased $1.2 million to $17.6 million in 2005 from $16.4 million in 2004. Outdoor advertising net revenue increased $208,000 to $8.2 million in 2004 from $8.0 million in 2004. Of the consolidated net revenue increase, $447,000 was due to acquisitions, net of dispositions, with the remaining $995,000 increase attributable to organic growth in the assets we owned and operated during the first quarter of 2005.

Market Level Expenses, exclusive of depreciation and amortization. Consolidated operating expenses increased $623,000 to $17.1 million in 2005 from $16.5 million in 2004. Radio operating expenses increased $940,000 to $11.8 million in 2005 from $10.8 million in 2004. Radio operating expenses increased primarily due to the Wilmington, North Carolina acquisition. Outdoor advertising market level expenses decreased $317,000 to $5.3 million in 2005 from $5.6 million in 2004 primarily as a result of the lower market level expenses associated with the assets received in the outdoor advertising assets exchange.

Corporate Expenses. Corporate expenses increased $689,000 in 2005 from $1.9 million compared to $2.6 million as a result of certain legal expenses incurred to enforce a non-competition agreement. As a percentage of net revenue, corporate expenses increased from 7.9% to 10.1%.

Depreciation and Amortization. Consolidated depreciation and amortization increased $407,000 to $3.8 million in 2005 from $3.4 million in 2004. Radio depreciation and amortization increased $210,000 to $1.4 million in 2005 from $1.2 million in 2004. Outdoor advertising depreciation and amortization increased $197,000 to $2.4 million in 2005 from $2.2 million in 2004. The increase in both radio and outdoor depreciation and amortization was attributable to acquisitions during 2004 which resulted in the addition of depreciable fixed assets and definite-lived intangibles which are amortized over their useful lives.

Interest Expense and Other Income (Expense). Interest expense, net, increased to $6.4 million in 2005 from $6.1 million in 2004 due to indebtedness incurred in connection with our acquisitions. Other income (expense), net decreased to $516,000 of expense in 2005 from $3.8 million of income in 2004 primarily as a result the absence in 2005 of a $1.8 million gain recognized on the exchange of our outdoor advertising assets in Baltimore, Maryland and New York, New York for assets in Myrtle Beach, South Carolina in 2004 and a $3.0 million gain in connection with the settlement of our arbitration with PNE Media, LLC in 2004.

Income Tax. We expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. Accordingly, we record deferred tax expense throughout the year to establish a valuation allowance against net operating loss carry-forwards generated by amortization of indefinite-lived intangibles and goodwill that is deductible for tax purposes, but which is no longer subject to periodic amortization as a result of SFAS 142.

Net Income (Loss). Consolidated net loss changed $7.5 million resulting in a $7.2 million net loss in 2005 compared to $314,000 of net income in 2004 as a result of the factors described above.

Liquidity and Capital Resources

Sources of Funds

Our cash and cash equivalents balance at March 31, 2005 was approximately $1.8 million compared to $12.3 million at December 31, 2004. The decrease relates primarily to payment of our semi-annual interest obligation on our Senior Subordinated Notes in January 2005.

Net cash used in operating activities was $5.2 million and $3.5 million for the three months ended March 31, 2005 and 2004, respectively. The increase in net cash used in operating activities was due primarily to the increase in accounts receivable and pre-paid balances. First quarter cash from operations is generally a use due to the timing of our semi-annual interest payments on our senior subordinated notes.

Net cash provided by financing activities was $20.4 million for the three months ended March 31, 2005 compared to cash provided by financing activities of $20.5 million for the three months ended March 31, 2004. Net cash used in investing activities was $25.7 million and $16.8 million for the three months ended March 31, 2005 and 2004, respectively. These cash flows primarily reflect expenditures for acquisitions and capital expenditures.

Uses of Funds

We use a significant portion of our capital resources to consummate acquisitions. Through March 31, 2005, we funded our acquisitions from: (i) equity capital contributions of approximately $354.0 million from our indirect parent, NextMedia Investors, funded by equity investments from several private investment funds and our senior management, (ii) aggregate net borrowings of approximately $254.0 million, and (iii) cash from operations. We expect to obtain financing for future acquisitions through the incurrence of debt, additional equity contributions, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

On February 1, 2005 we closed our previously announced acquisition of five radio stations in Wilmington, North Carolina for $24.5 million in cash funded under our Revolving Credit Facility.

Capital expenditures in the three months ended March 31, 2005 on a GAAP basis decreased to $1.2 million from $2.1 million for the three months ended March 31, 2004. The following table sets forth our capital expenditures for the three months ended March 31, 2005. Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures. Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations. Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

Three Months Ended March 31, 2005
(in thousands)
Recurring	$898
Non-recurring	162
Revenue producing	94

Total capital expenditures	$1,154

Credit Facility and Senior Subordinated Notes

Our $75.0 million senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the Revolving Credit Facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of March 31, 2005, we were in compliance with all of these covenants.

After taking into account these restrictive covenants, as of March 31, 2005, we had approximately $18.9 million of borrowing capacity under our Revolving Credit Facility.

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

Our Senior Subordinated Notes require us to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of March 31, 2005, we were in compliance with these covenants.

We believe that cash from operations, together with available borrowings under our Revolving Credit Facility, will be sufficient to permit us to meet our financial obligations and to fund our existing operations for the foreseeable future.

Recent Accounting Pronouncements

The SEC staff issued Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”), at the September 2004 meeting of the Emerging Issues Task Force (“EITF”). D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing under Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets, shall perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The adoption of Staff Announcement No. D-108 did not have a material impact on our financial position or results of operation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness. At March 31, 2005, we had $56.0 million of variable rate indebtedness, representing 22% of total debt outstanding, at an average interest rate during the three months ended March 31, 2005 of 5.3%. Based on the average floating rate borrowings outstanding during the three months ended March 31, 2005, a 100 basis-point change in LIBOR would have caused our monthly interest expense to change by approximately $47,000.

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

We became a party to an interest rate swap (the “Swap”) with an aggregate notional amount of $100.0 million in March 2005. The Swap becomes effective June 30, 2006 and expires on December 31, 2009. Pursuant to the Swap, we will pay a fixed rate of interest on the notional amount and receive a floating rate of interest on the notional amount.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material lawsuit or proceeding.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.		Description
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K

On March 10, 2005, we filed a Current Report on Form 8-K announcing earnings results for the year ended December 31, 2004.

On March 22, 2005, we filed a Current Report on Form 8-K announcing the departure of the principal accounting officer of the Company effective February 15, 2005.

On April 6, 2005, we filed a Current Report on Form 8-K announcing the execution of employment agreements with certain officers of the Company.

On May 6, 2005, we filed a Current Report on Form 8-K announcing earning results for the three months ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTMEDIA OPERATING, INC. (Registrant)

DATE: May 11, 2005	By:	/s/ STEVEN DINETZ
Steven Dinetz, Director, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 11, 2005	By:	/s/ SEAN R. STOVER
Sean R. Stover, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibits

Exhibit No.		Description
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith