Form 10-Q
period 2005-06-30
NEXTMEDIA OPERATING INC
filed 2005-08-15
CIK 1169277

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

The total number of shares of common stock, par value $.01 per share, outstanding as of August 15, 2005 was 3,000. The Registrant has no other class of common stock outstanding.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amount)

(Unaudited)

	December 31, 2004	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$12,260	$12,451
Accounts receivable, net of allowance for doubtful accounts of $1,335 and $1,353, respectively	16,287	19,372
Prepaid expenses and other current assets	3,193	3,882

Total current assets	31,740	35,705
Property and equipment, net	87,574	81,676
Definite-lived intangibles, net	23,879	20,662
Indefinite-lived intangibles, net	369,044	344,156
Other assets	8,566	8,697
Goodwill, net	45,057	45,485
Assets held for sale	—	29,579

Total assets	$565,860	$565,960

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,725	$1,154
Accrued expenses	16,472	17,907
Deferred revenue	917	840
Other	1,162	1,113

Total current liabilities	20,276	21,014
Long-term debt	232,449	261,107
Deferred tax liability	28,590	33,595
Other long-term liabilities	860	2,928

Total liabilities	282,175	318,644

Commitments and contingencies (Note 8)
Minority interest – variable interest entities (Note 3)	24,500	—
Stockholder’s equity
Common stock, par value $0.01 per share, 3,000 shares authorized, issued and outstanding, respectively	1	1
Additional paid-in capital	350,561	350,248
Accumulated deficit	(91,377)	(102,933)

Total stockholder’s equity	259,185	247,316

Total liabilities and stockholder’s equity	$565,860	$565,960

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net revenue	$27,255	$30,730	$50,106	$54,861
Market level expenses, exclusive of depreciation and amortization shown separately below	16,645	17,850	31,822	33,613
Corporate expenses	2,256	2,271	4,184	4,890
Depreciation and amortization	3,362	3,713	6,691	7,431
Local marketing agreement fees	—	—	—	98

Total operating expenses	22,263	23,834	42,697	46,032

Operating income	4,992	6,896	7,409	8,829
Interest expense, net	6,068	6,555	12,132	12,985
Write off of deferred finance costs due to extinguishment of debt	1,541	—	1,541	—
Other (income) expense	(65)	2,427	(3,887)	2,943

Loss from continuing operations before income taxes	(2,552)	(2,086)	(2,377)	(7,099)
Provision for income taxes	(1,066)	2,316	(1,255)	4,592

Loss from continuing operations	(1,486)	(4,402)	(1,122)	(11,691)
Discontinued operations, net (Note 3)	283	77	233	134

Net loss	$(1,203)	$(4,325)	$(889)	$(11,557)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2005
Cash Flows From Operating Activities
Net loss	$(889)	$(11,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,812	7,602
Non-cash interest expense	589	666
Provision for bad debt expense	502	539
Non-cash compensation expense	39	36
Unrealized loss on interest rate swap	135	2,223
Provision for deferred taxes	(843)	5,005
Other (gains) and losses	(2,703)	616
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,139)	(3,623)
Prepaid expenses and other assets	1,026	(624)
Accounts payable and accrued expenses	(15,874)	625
Deferred revenue	774	(77)
Other current liabilities	5	(49)

Net cash (used)/provided in operating activities	(11,566)	1,382

Cash Flows From Investing Activities
Purchase of fixed assets	(3,632)	(2,234)
Payments for acquisitions, net of cash acquired	(22,228)	(26,537)
Proceeds from sale of properties	3,751	196
Proceeds from termination of interest rate swaps	1,600	—

Net cash used in investing activities	(20,509)	(28,575)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	39,000	33,000
Repayment of revolving credit facilities	(4,000)	(4,500)
Payments of financing related costs	(427)	(753)
Dividend to parent	(2,133)	(300)
Other	(147)	(63)

Net cash provided by financing activities	32,293	27,384

Increase in cash and cash equivalents	218	191
Cash and cash equivalents at beginning of period	707	12,260

Cash and cash equivalents at end of period	$925	$12,451

Supplemental Cash Flow Information
Cash payments during the period for:
Interest	$22,135	$12,050

Tax	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

1. Interim Financial Data And Significant Accounting Policies

The accompanying consolidated unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Management believes that the Company has made all adjustments necessary for a fair presentation of results of the interim periods and that these adjustments were of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim results of operations and cash flows are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005, due to seasonality and other factors. You should read the consolidated financial statements in conjunction with the consolidated financial statements of NextMedia Operating, Inc. and the notes thereto included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2005. In this quarterly report on Form 10-Q, references to “the Company,” “we,” “our” and “us” refer to NextMedia Operating, Inc. and its subsidiaries, and the term “NextMedia” refers only to NextMedia Operating, Inc.

2. Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted, but is not required. The adoption of FIN 47 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company adopted EITF 05-6 on July 1, 2005 and the adoption did not materially impact its financial position or results of operations.

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

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

In February 2005, the acquisition of these five radio stations was closed at purchase price of $24,500 with cash funded through the Company’s Revolving Credit Facility eliminating the $24,500 of minority interest. The final purchase allocation is consistent with the FIN-46R consolidation at December 31, 2004.

During the second quarter of 2005, we acquired certain outdoor advertising assets in several transactions with an aggregate purchase price of approximately $1.6 million. In addition, we entered into a contract to sell the assets of radio stations KTHX-FM, KRZQ-FM, KJZS-FM and KURK-FM serving the Reno, Nevada market and radio stations KLLL-FM, KMMX-FM, KONE-FM and KBTE-FM serving the Lubbock, Texas market in exchange for approximately $34.0 million in cash. The assets to be sold consist primarily of FCC licenses and broadcast equipment. We have classified the carrying value of the assets to be sold as held for sale on the balance sheet and the results of operations for these reporting units have been classified as discontinued operations in all periods presented. The assets held for sale included $3,180 of property and equipment and $26,399 of FCC licenses. During the three-month and six-month periods ended June 30, 2005, these assets generated net revenues of approximately $1.9 million and $3.6 million respectively. This transaction is expected to be completed in 2005 upon FCC approval. Management decided to sell these assets because we believe there are alternative uses of capital which may provide a higher return on investment.

	Three Month Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Net revenue	$1,960	$1,931	$3,500	$3,633
Market level operating expense	1,379	1,523	2,675	2,855
Depreciation and amortization expense	62	95	121	172
Local marketing agreement fees	30	30	60	60

Income before income taxes	489	283	644	546
Income tax expense	206	206	411	412

Net income	$283	$77	$233	$134

On August 12, 2005, we acquired the assets of Eastern Outdoor, Inc. for $16,250, excluding acquisition costs. As a result of the acquisition, we acquired approximately 486 outdoor displays located in 14 counties in eastern North Carolina.

4. Property and Equipment

Property and equipment consist of the following:

	Depreciable Life	As of December 31, 2004	As of June 30, 2005
Land and improvements	—	$7,102	$6,797
Construction in progress	—	1,148	727
Buildings and improvements	20	10,811	10,952
Leasehold improvements	Lesser of the lease term or 10 years	1,732	1,671
Broadcast equipment	5–20	9,874	8,735
Office equipment	7	2,019	1,917
Computer software and systems	3–5	2,413	2,462
Tower and antennae	5–20	6,586	5,427
Vehicles	3	2,403	2,333
Furniture and fixtures	7	1,484	1,508
Advertising displays	3–15	62,899	63,109

		108,471	105,638
Less accumulated depreciation		(20,897)	(23,962)

		$87,574	$81,676

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

5. Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life	As of December 31, 2004	As of June 30, 2005
Gross:
FCC licenses	—	$309,134	$282,162
Goodwill	—	45,057	45,485
Advertising permits	—	67,310	68,081
Easements	—	1,358	1,618
Definite lived intangibles, primarily customer base and non-compete agreements	1–15	36,117	35,978

		$458,976	$433,324

Less, accumulated amortization:
FCC licenses		$(8,758)	$(7,705)
Goodwill		—	—
Advertising permits		—	—
Easements		—	—
Definite lived intangibles, primarily customer base and non-compete agreements		(12,238)	(15,316)

		$(20,996)	$(23,020)

Net:
FCC licenses		$300,376	$274,457
Goodwill		45,057	45,485
Advertising permits		67,310	68,081
Easements		1,358	1,618
Definite lived intangibles, primarily customer base and non-compete agreements		23,879	20,662

		$437,980	$410,303

The aggregate change in goodwill, advertising permits, easements and FCC licenses in the period from December 31, 2004 to June 30, 2005 resulted entirely from the Company’s acquisitions of outdoor assets and dispositions of radio reporting units. There were no impairment losses recognized during the period.

Definite-Lived Intangible Assets

The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with SFAS 142. These assets consist primarily of non-compete agreements and customer base which are amortized over the respective estimated lives of the assets. Total amortization expense from definite-lived intangible assets for the six months ended June 30, 2005 was approximately $3,217. The following table presents management’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of the dates indicated. The most significant definite-lived intangible assets acquired by the Company are existing customer bases which have relatively short useful lives due to customer turnover. Consequently, the Company applies an accelerated amortization methodology to these assets.

2005	$6,794
2006	4,335
2007	2,939
2008	2,095
2009	1,561

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

6. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31, 2004	As of June 30, 2005
Accrued compensation and bonuses	$1,346	$1,297
Accrued commissions	828	898
Accrued interest	10,866	11,119
Accrued property taxes	609	747
Accrued rents	605	1,086
Unfavorable leases	214	261
Accrued franchise taxes	170	239
Accrued legal and professional	383	759
Accrued insurance costs	214	350
Accrued music license fees	120	32
Other	1,117	1,119

	$16,472	$17,907

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

7. Long-Term Debt

Long-term debt consists of the following:

	As of December 31, 2004	As of June 30, 2005
Revolving Credit Facility	$34,500	$63,000
Senior Subordinated Notes	200,000	200,000
Unamortized discount	(2,051)	(1,893)

Total long-term debt	$232,449	$261,107

The Company’s Revolving Credit Facility contains customary restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the Revolving Credit Facility, the Company must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of June 30, 2005, the Company was in compliance with all of these covenants. After taking into account these restrictive covenants, as of June 30, 2005, the Company had approximately $11,936 of borrowing capacity under its Revolving Credit Facility.

The Company’s 10.75% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”) require the Company to make semi-annual interest payments of approximately $10,750 on January 1 and July 1 of each year. The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. As of June 30, 2005, the Company was in compliance with these covenants.

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

The radio broadcasting segment is comprised of radio stations and networks for which the Company is the licensee or for which the Company programs and sells on-air advertising time under local marketing agreements. At June 30, 2005, the radio broadcasting segment included 66 radio stations owned and operated by the Company. All of these stations operate in domestic markets. The radio broadcasting segment also operates various radio networks.

The outdoor advertising segment includes traditional outdoor advertising displays, such as roadside bulletins, posters and transit displays that the Company owns or operates under lease arrangements, as well as advertising displays that the Company installs in public locations, including restaurants, health clubs, retail stores and entertainment venues. At June 30, 2005, the outdoor advertising segment owned or operated over 5,100 outdoor displays and indoor advertising display faces in more than 2,400 retail locations across the United States. All of these displays are located in domestic markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s audited consolidated financial statements contained in the Company’s annual report on Form 10-K as filed with the SEC on March 30, 2005. There are no intersegment sales or transfers.

There are no customers that comprise greater than 10% of the consolidated revenues or receivables of the Company for the periods presented.

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net revenue:
Radio Broadcasting	$18,226	$19,331	$33,087	$35,263
Outdoor Advertising	9,029	11,399	17,019	19,598

Consolidated	27,255	30,730	50,106	54,861

Market level expenses:
Radio Broadcasting	10,384	11,227	19,914	21,660
Outdoor Advertising	6,261	6,623	11,908	11,953

Consolidated	16,645	17,850	31,822	33,613
Depreciation and amortization:
Radio Broadcasting	1,155	1,323	2,288	2,648
Outdoor Advertising	2,207	2,390	4,403	4,783

Consolidated	3,362	3,713	6,691	7,431
Local marketing agreement fees-radio	—	—	—	98

Segment profit:
Radio Broadcasting	6,687	6,781	10,885	10,857
Outdoor Advertising	561	2,386	708	2,862
Corporate Expenses	2,256	2,271	4,184	4,890

Operating income	4,992	6,896	7,409	8,829
Interest expense, net	6,068	6,555	12,132	12,985
Write off of deferred finance cost due to extinguishment of debt	1,541	—	1,541	—
Other (income) expense	(65)	2,427	(3,887)	2,943

Income (loss) from continuing operations before income taxes	$(2,552)	$(2,086)	$(2,377)	$(7,099)

Addition to long-lived assets:
Radio Broadcasting	$7,138	$1,220	$23,215	$3,033
Outdoor Advertising	44,580	1,864	91,666	2,121

Consolidated	$51,718	$3,084	$114,881	$5,154

	As of December 31, 2004	As of June 30, 2005
Total identifiable assets:
Radio Broadcasting	$400,566	$401,642
Outdoor Advertising	165,294	164,318

Consolidated	$565,860	$565,960
Goodwill, net:
Radio Broadcasting	$32,317	$32,485
Outdoor Advertising	12,740	13,000

Consolidated	$45,057	$45,485

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

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Balance Sheet

June 30, 2005

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Assets
Current assets:
Cash and cash equivalents	$13,050	$(599)	$—	$12,451
Accounts receivable, net	13,203	6,169	—	19,372
Prepaid and other current assets	756	3,126	—	3,882

Total current assets	27,009	8,696	—	35,705
Property and equipment, net	24,258	57,418	—	81,676
Intangibles, net	37,712	372,591	—	410,303
Other assets	27,983	71	(19,357)	8,697
Assets held for sale	3,180	26,399	—	29,579
Investment in subsidiaries	423,067	—	(423,067)	—

Total assets	$543,209	$465,175	$(442,424)	$565,960

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$13,937	$26,434	$(19,357)	$21,014

Total current liabilities	13,937	26,434	(19,357)	21,014
Long-term debt	261,107	—	—	261,107
Other long-term liabilities	20,849	15,674	—	36,523

Total liabilities	295,893	42,108	(19,357)	318,644
Stockholder’s equity	247,316	423,067	(423,067)	247,316

Total liabilities and stockholder’s equity	$543,209	$465,175	$(442,424)	$565,960

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended June 30, 2005

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$19,331	$11,399	$—	$30,730
Total operating expenses	11,227	6,623	—	17,850
Corporate expenses	1,408	863	—	2,271
Depreciation and amortization	1,323	2,390	—	3,713

Operating income	5,373	1,523	—	6,896
Interest expense, net	6,555	—	—	6,555
Other expense	2,281	146	—	2,427
Equity in loss of subsidiaries	(1,377)	—	1,377	—

Income (loss) before provision for income taxes	(2,086)	1,377	(1,377)	(2,086)
Deferred tax	2,316	—	—	2,316

Net income (loss) from continuing operations	(4,402)	1,377	(1,377)	(4,402)
Discontinued operations, net	77	—	—	77

Net income/(loss) after taxes	$(4,325)	$1,377	$(1,377)	$(4,325)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Three Months Ended June 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$18,225	$9,030	$—	$27,255
Total operating expenses	10,385	6,260	—	16,645
Corporate expenses	1,480	776	—	2,256
Depreciation and amortization	1,155	2,207	—	3,362

Operating income (loss)	5,205	(213)	—	4,992
Interest expense, net	6,068	—	—	6,068
Write off of deferred finance costs due to extinguishment of debt	1,541	—	—	1,541
Other (income) expense	156	(221)	—	(65)
Equity in earnings of subsidiaries	(8)	—	8	—

Income (loss) before provision for income taxes	(2,552)	8	(8)	(2,552)
Deferred tax benefit	(1,066)	—	—	(1,066)

Net income (loss) from continuing operations	(1,486)	8	(8)	(1,486)
Discontinued operations, net	283	—	—	283

Net income/(loss) after taxes	$(1,203)	$8	$(8)	$(1,203)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Six Months Ended June 30, 2005

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$35,263	$19,598	$—	$54,861
Total operating expenses	21,660	11,953	—	33,613
Corporate expenses	2,904	1,986	—	4,890
Depreciation and amortization	2,648	4,783	—	7,431
Local marketing agreement fees	98	—	—	98

Operating income	$7,953	$876	$—	$8,829
Interest expense, net	12,985	—	—	12,985
Other expense	2,589	354	—	2,943
Equity in Earnings of subsidiaries	(522)	—	522	—

Income (loss) before provision for income taxes	(7,099)	522	(522)	(7,099)
Deferred tax	4,592	—	—	4,592

Net income (loss) from continuing operations	(11,691)	522	(522)	(11,691)
Discontinued operations, net	134	—	—	134

Net income/(loss) after taxes	$(11,557)	$522	$(522)	$(11,557)

NextMedia Operating, Inc.

Supplemental Combining Statement of Operations

For the Six Months Ended June 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net revenue	$33,087	$17,019	$—	$50,106
Total operating expenses	19,914	11,908	—	31,822
Corporate expenses	2,810	1,374	—	4,184
Depreciation and amortization	2,288	4,403	—	6,691

Operating income (loss)	8,075	(666)	—	7,409
Interest expense, net	12,132	—	—	12,132
Write off of deferred finance costs due to extinguishment of debt	1,541	—	—	1,541
Other expense/(income)	353	(4,240)	—	(3,887)
Equity in earnings of subsidiaries	(3,574)	—	3,574	—

Income (loss) before provision for income taxes	(2,377)	3,574	(3,574)	(2,377)
Deferred Tax	(1,255)	—	—	(1,255)

Net income (loss) from continuing operations	(1,122)	3,574	(3,574)	(1,122)
Discontinued operations, net	233	—	—	233

Net income/(loss) after taxes	$(889)	$3,574	$(3,574)	$(889)

NEXTMEDIA OPERATING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands)

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Six Months Ended June 30, 2005

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net Cash provided by operations	$836	$546	$—	$1,382

Cash Flows From Investing Activities
Purchase of equipment	(1,835)	(399)	—	(2,234)
Payments for acquisitions, net of cash acquired	(26,537)	—	—	(26,537)
Proceeds from sale of properties	196	—	—	196

Net cash used in investing activities	(28,176)	(399)	—	(28,575)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	33,000	—	—	33,000
Repayment of revolving credit facilities	(4,500)	—	—	(4,500)
Dividends to parent	(300)	—	—	(300)
Payments of financing related costs	(753)	—	—	(753)
Other	(63)	—	—	(63)

Net cash provided by financing activities	27,384	—	—	27,384

Net increase in cash	44	147	—	191
Cash at beginning of period	13,006	(746)	—	12,260

Cash at end of period	$13,050	$(599)	$—	$12,451

NextMedia Operating, Inc.

Supplemental Combining Statement of Cash Flows

For the Six Months Ended June 30, 2004

	NextMedia Operating, Inc.	Guarantor Subsidiaries	Eliminating Entries	Total
Net Cash used in operations	$(9,358)	$(2,208)	$—	$(11,566)

Cash Flows From Investing Activities
Purchase of equipment	(2,263)	(1,369)	—	(3,632)
Payments for acquisitions, net of cash acquired	(22,228)	—	—	(22,228)
Proceeds from sale of properties	399	3,352	—	3,751
Interest rate swap termination proceeds	1,600	—	—	1,600

Net cash provided by/(used in) investing activities	(22,492)	1,983	—	(20,509)

Cash Flows From Financing Activities
Proceeds from revolving credit facilities	39,000	—	—	39,000
Repayment of revolving credit facilities	(4,000)	—	—	(4,000)
Dividends to parent	(2,133)	—	—	(2,133)
Payments of financing related costs	(427)	—	—	(427)
Other	(147)	—	—	(147)

Net cash provided financing activities	32,293	—	—	32,293

Net increase/(decrease) in cash	443	(225)	—	218
Cash at beginning of period	1,137	(430)	—	707

Cash at end of period	$1,580	$(655)	$—	$925

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table presents certain summary historical financial data in thousands of dollars and as a percentage of net revenues for the periods indicated on a consolidated basis and for each of our out-of-home media divisions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	%	2005	%	2004	%	2005	%
	(dollars in thousands)
Consolidated Operating Data:
Net revenue	$27,255	100.0	$30,730	100.0	$50,106	100.0	$54,861	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	16,645	61.1	17,850	58.1	31,822	63.5	33,613	61.3
Corporate expenses	2,256	8.3	2,271	7.4	4,184	8.4	4,890	8.9
Depreciation and amortization	3,362	12.3	3,713	12.1	6,691	13.4	7,431	13.5
Local marketing agreement fees	—	0.0	—	0.0	—	0.0	98	0.2

Operating income	4,992	18.3	6,896	22.4	7,409	14.8	8,829	16.1
Interest expense, net	6,068		6,555		12,132		12,985
Write-off of deferred finance costs due to extinguishment of debt	1,541		—		1,541		—
Other (income) expense, net	(65)		2,427		(3,887)		2,943
Income tax expense/(benefit)	(1,066)		2,316		(1,255)		4,592

Net loss from continuing operations	$(1,486)		$(4,402)		$(1,122)		$(11,691)
Discontinued operations, net	283		77		233		134

Net loss	$(1,203)		$(4,325)		$(889)		$(11,557)

Radio Broadcasting Operating Data:
Net revenue	$18,226	100.0	$19,331	100.0	$33,087	100.0	$35,263	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	10,384	57.0	11,227	58.1	19,914	60.2	21,660	61.4
Depreciation and amortization	1,155	6.3	1,323	6.8	2,288	6.9	2,648	7.5
Local marketing agreement fees	—	0.0	—	0.0	—	0.0	98	0.9

Segment operating income	$6,687	36.7	$6,781	35.1	$10,885	32.9	$10,857	30.8

Outdoor Advertising Operating Data:
Net revenue	$9,029	100.0	$11,399	100.0	$17,019	100.0	$19,598	100.0
Market level expenses, exclusive of depreciation and amortization shown separately below	6,261	69.3	6,623	58.1	11,908	70.0	11,953	61.0
Depreciation and amortization	2,207	24.4	2,390	21.0	4,403	25.9	4,783	24.4

Segment operating income	$561	6.2	$2,386	20.9	$708	4.2	$2,862	14.6

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

Net Revenue. Consolidated net revenues increased $3.5 million to $30.7 million in 2005 from $27.2 million in 2004. Radio net revenues increased $1.1 million to $19.3 million in 2005 from $18.2 million in 2004. Outdoor advertising net revenues increased $2.4 million to $11.4 million in 2005 from $9.0 million in 2004. Of the consolidated net revenue increase, $749,195 was due to acquisition, net of dispositions, with the remaining $2.8 million increase attributable to organic growth in the assets we owned and operated during the six months of 2005.

Market Level Expenses, exclusive of depreciation and amortization. Consolidated operating expenses increased $1.2 million to $17.8 million in 2005 from $16.6 million in 2004. Radio operating expenses increased to $11.2 million in 2005 from $10.4 million in 2004. Radio operating expenses increased primarily due to the Wilmington, North Carolina acquisition. Outdoor advertising market level expenses increased $362,000 to $6.6 million in 2005 from $6.3 million in 2004 primarily as a result of the variable market level expenses associated with the increased revenue.

Corporate Expenses. Corporate expenses increased $15,000 in 2005 and as a percentage of net revenue, corporate expenses decreased from 8.3% to 7.4%.

Depreciation and Amortization. Consolidated depreciation and amortization increased $351,000 to $3.7 million in 2005 from $3.4 million in 2004. Radio depreciation and amortization increased $168,000 to $1.3 million in 2005 from $1.2 million in 2004. Outdoor advertising depreciation and amortization increased $183,000 to $2.4 million in 2005 from $2.2 million in 2004. The increase in both radio and outdoor depreciation and amortization was attributable to acquisitions during 2004 which resulted in the addition of depreciable fixed assets and definite-lived intangibles which are amortized over their useful lives.

Interest and Other Income (Expense) Net. Interest expense, net, increased to $6.6 million in 2005 from $6.1 million in 2004 due to indebtedness incurred in connection with our acquisitions. Other income (expense), net increased to $2.4 million of expense in 2005 from $65,000 of income in 2004 primarily as a result of a non-cash loss of $2.1 million on our interest rate swap arrangements.

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

Discontinued Operations. In the second quarter of 2005, we entered into an agreement to sell the assets of radio stations KTHX-FM, KRZQ-FM, KJZS-FM and KURK-FM in Reno, Nevada and radio stations KLLL-FM, KMMX-FM, KONE-FM and KBTE-FM in Lubbock, Texas in exchange for approximately $34.0 million in cash. We applied the provisions of SFAS 144, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Selected financial information related to discontinued operations for the three-month periods ended June 30, 2004 and 2005 is as follows (in thousands):

	Three Months Ended June 30
	2004	2005
Net revenue	$1,960	$1,931
Market level operating expense	1,379	1,523
Depreciation and amortization expense	62	95
Local marketing agreement fees	30	30

Income before income taxes	489	283
Income tax expense	206	206

Net income	$283	$77

Net Loss. Consolidated net loss increased $3.1 million resulting in a $4.3 million net loss in 2005 compared to $1.2 million of net loss in 2004 as a result of the factors described above.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Net Revenues. Consolidated net revenues increased $4.8 million to $54.9 million in 2005 from $50.1 million in 2004. Radio net revenues increased $2.2 million to $35.3 million in 2005 from $33.1 million in 2004. Outdoor advertising net revenues increased $2.6 million to $19.6 million in 2005 from $17.0 million in 2004. Of the consolidated net revenue increase, $1.2 million was due to acquisition, net of dispositions, with the remaining $3.6 million increase attributable to organic growth in the assets we owned and operated during the six months of 2005.

Market Level Expenses. Consolidated market level expenses increased $1.8 million to $33.6 million in 2005 from $31.8 million in 2004. Radio market level expenses increased $1.7 million to $21.7 million in 2005 from $20.0 million in 2004. Outdoor advertising market level expenses increased $45,000 to $12.0 million in 2005. These increases were attributable primarily to our completion of acquisitions in 2004. As a percentage of net revenues, consolidated market level expenses decreased from 63.5% to 61.3% due to increased revenue.

Corporate Expenses. Corporate expenses increased $706,000 to $4.9 million in 2005 from $4.2 million in 2004. As a percentage of net revenues, corporate expenses increased from 8.4% to 8.9%.

Depreciation and Amortization. Consolidated depreciation and amortization increased $740,000 to $7.4 million in 2005 from $6.7 million in 2004. Radio depreciation and amortization increased $360,000 to $2.6 million in 2005 from $2.3 million in 2004. Outdoor advertising depreciation and amortization increased $380,000 to $4.8 million in 2005 from $4.4 million in 2004. The increase in outdoor depreciation and amortization was attributable to acquisitions during 2004 which resulted in the addition of depreciable fixed assets and definite-lived intangibles which are amortized over their useful lives.

Interest and Other Income (Expense) Net. Interest expense, net, increased to $13.0 million in 2005 from $12.1 million in 2004 due to indebtedness incurred in connection with our acquisitions and slightly higher effective interest rates on our debt. Other income (expense), net increased to a $2.9 million loss in 2005 primarily as a result of a non-cash loss on interest rate swap arrangements and the absence in 2005 of a non-cash gain on our asset exchange in January 2004 and a gain in connection with the settlement of our arbitration with PNE Media, LLC in 2004.

Income Tax. We recorded deferred tax expense to establish a valuation allowance for deferred tax assets created as we continue to expect that our deferred tax liabilities will not reverse within our net operating loss carry-forward period. We do not have any current income taxes.

Discontinued Operations. In the second quarter of 2005, we entered into an agreement to sell the assets of radio stations KTHX-FM, KRZQ-FM, KJZS-FM AND KURK-FM in Reno, Nevada and radio stations KLLL-FM, KMMX-FM, KONE-FM and KBTE-FM in Lubbock, Texas in exchange for approximately $34.0 million in cash. We applied the provisions of SFAS 144, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Selected financial information related to discontinued operations for the six-month periods ended June 30, 2004 and 2005 is as follows (in thousands):

	Six Months Ended June 30
	2004	2005
Net revenue	$3,500	$3,633
Market level operating expense	2,675	2,855
Depreciation and amortization expense	121	172
Local marketing agreement fees	60	60

Income before income taxes	644	546
Income tax expense	411	412

Net income	$233	$134

Net Loss. Consolidated net loss increased $10.7 million to $11.6 million in 2005 from $889,000 in 2004 as a result of the factors described above.

Liquidity and Capital Resources

Sources of Funds

Our cash and cash equivalents balance at June 30, 2005 was approximately $12.5 million compared to $12.3 million at December 31, 2004.

Net cash provided in operating activities was $1.4 million and net cash used was $11.6 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in net cash used in operating activities was due primarily to the timing of our semi-annual interest payments on our senior subordinated notes.

Net cash provided by financing activities was $27.4 million for the six months ended June 30, 2005 compared to cash provided by financing activities of $32.3 million for the six months ended June 30, 2004. Net cash used in investing activities was $28.6 million and $20.5 million for the six months ended June 30, 2005 and 2004, respectively. These cash flows primarily reflect expenditures for acquisitions and capital expenditures.

Uses of Funds

We use a significant portion of our capital resources to consummate acquisitions. Through June 30, 2005, we funded our acquisitions from: (i) equity capital contributions of approximately $354.0 million from our indirect parent, NextMedia Investors, funded by equity investments from several private investment funds and our senior management, (ii) aggregate net borrowings of approximately $261.1 million, and (iii) cash from operations. We expect to obtain financing for future acquisitions through the incurrence of debt, additional under our Revolving Credit Facility equity contributions, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to us on terms we consider favorable or that cash flow from operations will be sufficient to fund our ongoing liquidity requirements.

Capital expenditures in the six months ended June 30, 2005 on a GAAP basis decreased to $2.4 million from $3.6 million for the six months ended June 30, 2004. The following table sets forth our capital expenditures for the six months ended June 30, 2005. Recurring capital expenditures are related to the maintenance of our existing broadcast facilities and outdoor structures, that extends the useful life of the assets. Non-recurring capital expenditures are related primarily to radio signal upgrades and facility consolidations. Revenue producing capital expenditures are related to the construction of new outdoor structures which management believes will generate future revenue.

Six Months Ended June 30, 2005
(in thousands)
Recurring	$1,867
Non-recurring	266
Revenue producing	249

Total capital expenditures	$2,382

Credit Facility and Senior Subordinated Notes

Our $75.0 million senior credit facility (the “Revolving Credit Facility”) contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above specified limits. Under the Revolving Credit Facility, we must satisfy specified financial covenants, such as a maximum total leverage ratio, a maximum senior leverage ratio and a minimum ratio of consolidated EBITDA to consolidated net cash interest expense. As of June 30, 2005, we were in compliance with all of these covenants.

After taking into account these restrictive covenants, as of June 30, 2005, we had approximately $11.9 million of borrowing capacity under our Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest (a) in the case of loans with an interest rate based on the index rate (the “Index Rate”), the Index Rate plus an applicable margin or (b) in the case of loans with an interest rate based on the Libor rate (the “LIBOR Rate”), the LIBOR Rate plus an applicable margin. The applicable margins are based on our total leverage ratio. On February 25, 2005 we amended the Revolving Credit Facility to reduce the applicable margins, and as a result, reduced our interest payments under the Revolving Credit Facility. On August 11, 2005 we amended the Revolving Credit Facility to increase the total borrowing capacity to $125.0 million.

Our 10.75% Senior Subordinated Notes require us to make semi-annual interest payments of approximately $10.8 million on January 1 and July 1 of each year. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of June 30, 2005, we were in compliance with these covenants.

We believe that cash from operations, together with available borrowings under our Revolving Credit Facility, will be sufficient to permit us to meet our financial obligations and to fund our existing operations for at least the next twelve months.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted, but is not required. The adoption of FIN 47 is not expected to have a material impact on the Company’s financial position or results of operation.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company adopted EITF 05-6 on July 1, 2005 and the adoption did not materially impact its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. At June 30, 2005, we had $63.0 million of variable rate indebtedness, representing 24% of total debt outstanding, at an average interest rate during the six months ended June 30, 2005 of 5.7%. Based on the average floating rate borrowings outstanding during the six months ended June 30, 2005, a 100 basis-point change in LIBOR would have caused our monthly interest expense to change by approximately $41,000.

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

NEXTMEDIA OPERATING, INC. (Registrant)

DATE: August 15, 2005	By:	/s/ STEVEN DINETZ
Steven Dinetz, Director, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 15, 2005	By:	/s/ SEAN R. STOVER
Sean R. Stover, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith